Form 10-K
period 1996-03-29
TECHNOLOGY SERVICE GROUP INC \DE\
filed 1996-06-25
CIK 1005274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ to_______

                         Commission file number 0-28352

                         TECHNOLOGY SERVICE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                    Delaware                               59-1637426
        (State or other jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)              Identification Number)

       20 Mansell Court East - Suite 200                     30076
            Roswell, Georgia                               (Zip Code)
(Address of  principal executive offices)

                                 (770) 587-0208
              (Registrant's Telephone Number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, Par Value, $.01 Per Share
                                (Title of Class)

                               Redeemable Warrant
                                (Title of Class)

             Units (each Unit comprised of one share of Common Stock
                          and one Redeemable Warrant)
                                (Title of Class)

Indicate by check mark whether (1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes __ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At May 31, 1996, there were 4,650,000 shares of the Registrant's Common Stock outstanding.

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant at May 31, 1996, based on the closing price on such date, was approximately $13,221,550.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                                       Page 1 of 132
                                                       Exhibit Index at Page 109

                         TECHNOLOGY SERVICE GROUP, INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I

Item 1.       Business                                                         3
Item 2.       Properties                                                      27
Item 3.       Legal Proceedings and Disputes                                  28
Item 4.       Submission of Matters to a Vote of Security Holders             28

PART II

Item 5.       Market for Registrant's Common Equity and
                Related Stockholder Matters                                   29
Item 6.       Selected Financial Data                                         30
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           34

Item 8.       Financial Statements and Financial Statement Schedules          48
Item 9.       Changes in and Disagreements With Accountants
                on Accounting and Financial Disclosures                       81

PART III

Item 10.      Directors and Executive Officers of the Registrant              82
Item 11.      Executive Compensation                                          85
Item 12.      Security Ownership of Certain Beneficial Owners
                and Management                                                92
Item 13.      Certain Relationships and Related Transactions                  95

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                                   99

                                     PART I

Item 1.   BUSINESS

General

     The Company is engaged in the design, development, manufacture and marketing of public communication products consisting of payphone components, electronic wireline payphone products, microprocessor-based wireline and wireless payphone products and related payphone software management systems. The Company's products include smart payphone products sold under the "Gemini," "Inmate," "GemStar," and "GemCell" trademarks. Smart payphone products are based upon microprocessor technology and perform a variety of functions, including calling card, debit card and credit card control, data storage, call progress detection, call rating and maintenance, diagnostic and coin administration functions. The Company is also a provider of payphone and payphone component repair, refurbishment and upgrade conversion services to the regulated telephone operating companies in the United States, which consist of the seven Regional Bell Operating Companies ("RBOCs") and other local exchange carriers. The Company markets its products and services primarily to the seven RBOCs in the United States and to inter-exchange carriers and cellular providers in certain international markets. The Company has derived substantially all of its revenues from sales to four RBOCs. See "Sales and Markets--Domestic," below. The Company has also entered the international market place for wireline and cellular payphone products, which it believes provides a further opportunity for growth. See "Sales and Markets--International," below.

Forward Looking Statements

     This report contains certain forward looking statements concerning the Company's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified under this Item 1 - "Business" and elsewhere herein.

Development of the Company

     General. The Company was incorporated in the State of Delaware in 1975 as Florida Data Corporation for the purpose of developing, manufacturing and marketing high-speed dot matrix printers. From 1975 to 1986, the Company incurred significant operating losses from its high-speed dot-matrix printer business. In June 1986, the Company acquired International Teleservice
Corporation, Inc., a company engaged in the repair and refurbishment of telecommunication products consisting of residential telephones and payphones, and changed its name to Technology Service Group, Inc. Between fiscal 1986 and 1988, the Company discontinued its high-speed dot-matrix printer business, sold the assets of its residential telephone repair and refurbishment business, and began to focus its business on the public communications industry. The Company established International Service Technologies, Inc. ("IST"), which established a foreign division in Taiwan, and Technology Service Enterprises, Inc., and expanded its public communications business to include the manufacture and marketing of payphones and payphone components and the provision of services to convert and upgrade payphones with components designed and manufactured by the Company and its subsidiaries. In fiscal 1991, Technology Services Enterprises, Inc. acquired the assets of the Public Communication Systems Division of Executone Information Systems, Inc. ("PCS"), including its microprocessor-based technology. In fiscal 1993, the Company established Wireless Technologies, Inc. and began to develop microprocessor-based wireless payphone products for international applications. In April 1993, International Teleservice Corporation, Inc., Technology Service Enterprises, Inc. and Wireless Technologies, Inc. were merged into the Company.

     The Acquisition. On October 31, 1994, TSG Acquisition Corp., a wholly-owned subsidiary of Wexford Partners Fund, L.P. ("Wexford"), acquired all of the outstanding capital stock of the Company pursuant to an Agreement and Plan of Merger dated October 11, 1994 (the "Plan of Merger") between Wexford, TSG Acquisition Corp., the Company and the majority holders of the Company's preferred and common stock (the "Acquisition"), including Acor S.A and Firlane Business Corp. (which are also current stockholders of the Company). The consideration paid by TSG Acquisition Corp. aggregated $3.5 million including contingent consideration of $329,709 placed in escrow and distributed to former stockholders in September 1995. The aggregate consideration consisted of $3,004,000 to acquire the outstanding capital stock of the Company and $496,000 to retire a $400,000 subordinated master promissory note payable to former stockholders and related accrued interest and preference fees of $96,000 representing 5% of the outstanding principal for each month that the note was outstanding. Aggregate cash payments to former stockholders, including the contingent consideration of $329,709 and the retirement of the subordinated master promissory note, accrued interest and preference fees of $496,000, amounted to $3,222,090. Consideration of $277,910 was withheld from amounts paid to former stockholders to pay liabilities of the Company including a success fee of $75,000 payable to Atlantic Management Associates, Inc. (see Item 10 "Directors and Executive Officers of the Registrant," Item 11 - "Executive Compensation" and Item 13 - "Certain Relationships and Transactions") and the settlement of a dispute with respect to a terminated employment contract of a former executive of $202,910.

     The former stockholders of the Company's common stock, Series A preferred stock and Series B preferred stock received no consideration for their shares. The former stockholder of Series E Preferred Stock received consideration of $2.50 per share or $750,000, less a pro rata portion of $17,400 of the success fee payable to Atlantic Management Associates, Inc. The former stockholders of Series C preferred stock received consideration of $2,254,000, or $.96 per share, less a pro rata portion of $57,600 of the success fee paid to Atlantic Management Associates, Inc. and the $202,910 settlement liability. The former stockholders also received the consideration paid in respect of the subordinated master promissory note and related accrued interest and preference fees in accordance with the terms of the subordinated master promissory note. See Item 13 - "Certain Relationships and Transactions."

     In conjunction with the Acquisition, TSG Acquisition was merged into the Company, which was then wholly-owned by Wexford. The outstanding shares of the Company's capital stock and rights to purchase the Company's capital stock, including preferred stock purchase warrants, at October 30, 1994 and the Company's then existing Incentive Stock Option Plan were cancelled and the outstanding shares of capital stock of TSG Acquisition held by Wexford were converted into one share of the Company's common stock, $.05 par value (the "merger share").

     In addition, on October 31, 1994, the Company amended its Certificate of Incorporation to reflect its current authorized capital. Further, the Company entered into an Investment Agreement with Wexford, Acor S.A. and Firlane Business Corp. (collectively the "investors"). Acor S.A. and Firlane Business Corp. were former stockholders of the Company. Pursuant to the Investment Agreement, the Company issued an aggregate of 3.5 million shares of common stock, $.01 par value, (the "Common Stock") at a price of $1.00 per share to Wexford in exchange for the merger share. Wexford, in turn, sold to Acor S.A. and Firlane Business Corp. 507,500 and 262,500 shares, respectively, of Common Stock pursuant to the terms of the Investment Agreement. The consideration paid by Wexford, Acor S.A. and Firlane Business Corp. for their shares of Common Stock was $2,730,000, $507,500 and $262,500, respectively. Also, the Company borrowed $2.8 million from Wexford and Acor S.A. and issued subordinated promissory notes due November 1, 1999 that bear interest at a rate of 10% per annum (the "Affiliate Notes"). The Company issued a 10% interest bearing subordinated note to Wexford in the principal amount of $2,361,082 dated October 31, 1994. The Company also issued 10% interest bearing subordinated promissory notes to Acor S.A. in the principal amount of $208,216.73 dated October 31,

1994,  $99,591.93 dated October 31, 1994, $83,497.82 dated November 10, 1994 and
$47,611.52 dated December 23, 1994. See Item 12 "Security Ownership of Certain Beneficial Owners and Management" and Item 13 - "Certain Relationships and Transactions."

     In connection with the Acquisition, Acor S.A. received aggregate consideration of $702,037, including $99,200 of principal and related accrued interest and preference fees pursuant to the subordinated master promissory note, and $680,843 in respect of Series C preferred stock, before a pro rata share of the Atlantic Management Associates, Inc. success fee of $16,715 and the settlement obligation of $61,291. Firlane Business Corp. received aggregate consideration of $211,881, including $111,600 of principal and related accrued interest and preference fees pursuant to the subordinated master promissory note, and $115,551 in respect of Series C preferred stock, before a pro rata share of the Atlantic Management Associates, Inc. success fee of $4,868 and the settlement obligation of $10,402. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management" and Item 13 - "Certain Relationships and Transactions."

     Initial Public Offering. During May 1996, the Company completed an initial public offering (the "Offering") of 1,150,000 units (the "Units"), each Unit consisting of one share of Common Stock and one redeemable warrant ("Redeemable Warrant") at a price of $9.00 per Unit for gross proceeds of $10,350,000. In connection with the offering, the Company issued warrants to the Underwriters to purchase 100,000 shares of Common Stock (the "Underwriter Warrants") for gross proceeds of $10. Net proceeds received by the Company, after underwriting discounts and expenses of $1,231,897, amounted to $9,118,113. The Company has incurred other offering expenses of $338,372 as of March 29, 1996. These expenses have been deferred at March 29, 1996 and, together with offering expenses incurred subsequent to March 29, 1996, will be charged against the net proceeds of the Offering. See Item 8 - "Financial Statements and Financial Statement Schedules" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Stock Purchase Agreement. The Company, Wexford, Acor S.A., Firlane Business Corp. and A.T.T. IV, N.V. ("ATTI") entered into a Stock Purchase and Option Agreement on May 3, 1996 (the "Stock Purchase Agreement"). Pursuant to the terms of the Stock Purchase Agreement, Wexford, Acor S.A. and Firlane Business Corp., concurrently with the Offering, sold to ATTI an aggregate of 366,300 shares of Common Stock at a price of $8.14 per share and options to purchase an additional 183,150 shares of Common Stock at an exercise price of $11.00 per share (the "Options") at a price of $.10 per Option. Wexford sold 285,714 shares and Options to purchase 142,857 shares. Acor S.A. sold 53,114 shares and Options to purchase 26,557 shares. Firlane Business Corp. sold 27,472 shares and Options to purchase 13,736 shares. The consideration received by Wexford, Acor S.A. and Firlane Business Corp. pursuant to the terms of the Stock Purchase Agreement was $2,339,998, $435,004 and $224,995, respectively. See Item 12 - "Security
Ownership of Certain Beneficial Owners and Management."

     Restructuring. During the latter part of fiscal 1994 and prior to the Acquisition, the Company's sales and operating performance were adversely affected by the termination of a sales agreement with respect to a first generation smart payphone product between the Company and one of its then significant RBOC customers caused by technical and delivery problems experienced by the Company and the non-renewal of a refurbishment sales agreement with such RBOC. See "Changing Product Mix," below. In the fourth quarter of fiscal 1994 prior to the Acquisition, the Company initiated a plan to change certain senior management, restructure its operations, reduce its costs and expenses, refocus its development activities, increase sales, turn around its business, improve liquidity and attain profitable operations. In connection with this plan, the Company recorded restructuring charges of $2,570,652 during the fiscal year ended April 1, 1994. See Item 6 - "Selected Financial Data" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As part of the restructuring plan and the Company's efforts to improve liquidity, the Company began to seek additional financing from the venture capital firms that held the then outstanding preferred stock of the Company. These venture capital firms invested $400,000 in the Company pursuant to a subordinated master promissory note dated June 9, 1994, but did not invest sufficient capital to fund the Company's business for an extended period. These investors had held their investment in the Company for longer periods than anticipated, and sought to liquidate their investment. Accordingly, the then current Board of Directors of the Company authorized management to seek alternative financing sources interested in acquiring the outstanding capital of the Company and in investing additional funds in the Company. Such efforts culminated in the Acquisition described above.

     Effective June 8, 1994, the Board of Directors authorized and the Company executed executive retention agreements with its executive officers. The purpose of the executive retention agreements was to retain the executives in the employ of the Company to facilitate the Company's efforts to effect a change in ownership and attract capital. The executive retention agreements provided for the payment of bonuses based upon the value of a transaction which resulted in a change in ownership. On November 1, 1994, the Company's newly constituted Board of Directors approved the payment of such bonuses as a result of the Acquisition. See Item 11 - "Executive Compensation" and Item 13 - "Certain Relationships and Transactions."

     During fiscal 1995, the Company reduced its operating costs and expenses. However, as discussed above, the termination and non-renewal of sales agreements between the Company and one of its then significant RBOC customers, which events occurred prior to the Restructuring, had a significant adverse effect on the Company's sales. See "Changing Product Mix," below. The Company's cost and expense reductions together with non-recurring gains from the settlement of litigation and restructuring credits related to the settlement of terminated employment contracts and the termination of non-cancelable lease agreements were not sufficient to offset the impact of the sales decline, and the Company continued to operate at a loss. However, during fiscal 1995, the Company developed a new smart payphone processor, and entered into a $21.3 million sales agreement with one of its significant customers to provide the processor and other components to the customer over a period of three years. As a result, the Company's sales reached $5.9 million for the three months ended March 31, 1995 as compared to $4.5 million for the three months ended December 31, 1994. This sales agreement may be terminated at the option of the customer upon prior notice to the Company. See "Sales and Markets--Domestic" and "Changing Product Mix," below. Also see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's sales performance continued to improve as the Company entered into fiscal 1996. During the three months ended June 30, 1995, the Company's sales rose to $6.4 million as compared to $4.9 million for the three months ended July 1, 1994, and the Company incurred a net loss of $230,658 for the three months ended June 30, 1995 as compared to net income of $1,390 for the three months ended July 1, 1994, which included a gain from the settlement of litigation of $261,022. Sales for the three months ended September 29, 1995 approximated $7.7 million as compared to approximately $5 million for the three months ended September 30, 1994, and the Company generated a profit of $236,104 for the three months ended September 29, 1995 as compared to a net loss of $357,752 for the three months ended September 30, 1994. Sales for the three months ended December 29, 1995 approximated $9.6 million as compared to approximately $4.5 million for the three months ended December 31, 1994, and the Company generated a profit of $654,957 for the three months ended December 29, 1995 as compared to a loss of $456,040 for the three months ended December 31, 1994 ($67,004 for the Predecessor for the month ended October 30, 1994 and $389,036 for the Company for the two months ended December 31, 1994). Sales for the three months ended March 29, 1996 approximated $9.5 million as compared to approximately $5.9 million for the three months ended March 31, 1995, and the

Company generated a pre-tax profit of $843,283 for the three months ended March 29, 1996 as compared to a loss of $676,545 for the three months ended March 31, 1995 . See Item 6 - "Selected Financial Data" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In December 1995, the Company entered into an amendment to a sales agreement with one of its significant RBOC customers that provides for the sale of approximately $12 million smart products and other components over an eight-month period commencing November 1, 1995. This sales agreement may be terminated at the option of the customer upon prior notice to the Company. See "Sales and Markets--Domestic" and "Changing Product Mix," below.

     Unless the context requires otherwise, Technology Service Group, Inc. and its subsidiaries are referred to herein collectively as the "Company" or "TSG". The term "Predecessor" refers to the Company for all periods prior to October 31, 1994, the Acquisition date. The Company's principal executive offices are located at 20 Mansell Court East, Suite 200, Roswell, Georgia 30076, and its telephone number at that address is (770) 587-0208.

The Public Payphone Industry

     Regulatory Background. Public telecommunication services, including "coin" or "pay" telephone service, in the United States are presently provided by regulated telephone operating companies, including those owned by the RBOCs, referred to as local exchange carriers ("LECs"), AT&T and independent payphone providers. The operations of AT&T and the local exchange carriers are subject to extensive regulation by the Federal Communications Commission ("FCC") and state regulatory agencies (see "Government Regulation," below). Virtually all services offered by LECs, including payphone services, are provided in accordance with tariffs filed with appropriate regulatory agencies, including the FCC. Independent payphone providers are subject to regulations of state regulatory agencies.

     The majority of pay telephones ("payphones") in service are owned and operated by the regulated telephone operating subsidiaries of the seven RBOCs which were formed as part of the divestiture by AT&T in 1984 (the "AT&T Divestiture"). It is believed that the RBOCs control approximately 1.5 million of an estimated 2.1 million payphones in service. The remaining installed base of payphones are owned and operated by the large independent telephone operating companies (such as GTE), other local exchange carriers and independent payphone providers.

     Subsequent to the AT&T Divestiture until 1988, the payphone industry comprised primarily regulated telephone operating companies (including the RBOCs) and AT&T. AT&T maintained the coinless payphones in the United States and the coin payphones were retained entirely by the regulated telephone operating companies. These payphones remained in the regulated rate base, and long-distance traffic generated from these devices was sent to the inter-exchange carrier chosen by the telephone company.

     In June 1984, the FCC approved the operation of independently owned payphones, which theoretically permitted independent payphone providers to enter the industry. However, barriers to entry into the industry by private payphone providers were substantial. The RBOCs had in place and available the services of the central offices to provide payphone service, including call rating and routing information, the "bong" tone that signals callers to input calling card numbers, and collection/return signaling for the payphone to collect or return coins. These services were not required to be made available to independent payphone providers and placed them at a disadvantage. Also, since the RBOCs selected the inter-exchange carrier to carry long-distance traffic generated by payphones, independent payphone operators were generally unable to generate revenues from non-coin long-distance payphone calls until 1988 upon judicial rulings that equal access applied to payphones.

     Development of Smart Payphones. The payphone historically deployed by the RBOCs was essentially a mechanical device that performed the functions of a normal residential telephone, with the additional ability to hold and collect or refund coins. In this conventional payphone system, all of the intelligence required to provide service is located at the central office or other network locations of the long distance or local exchange carrier which is supplied to the payphone via a "coin line."

     Regulatory actions, together with the development of technologically advanced microprocessor-based payphones that perform the functions of the central office within the telephone, have enabled independent payphone operators to enter the industry and compete effectively with the regulated telephone operating companies. Microprocessor-based technology has provided independent payphone providers with the capability to route and determine the proper charges ("rate") for calls and to deploy payphones containing maintenance diagnostics and reporting features, coin administration features, and station message detail recording and reporting features. These features enable independent payphone providers to either route calls to Alternate Operator Services ("AOS") or to store and retrieve call data and billing information thereby allowing the owner to share in the long-distance revenues generated by the phone, reduce the cost of maintenance and collection, and to monitor coin pilferage, among other things.

     In response to the competitive pressures from independent payphone providers, many of the RBOCs and other local exchange carriers have begun to upgrade their payphone base with microprocessor-based technology, which are referred to in the industry as "smart" payphones. The Company's prospects for future and continued profitability are largely dependent on such trend continuing. See "Sales and Markets--Domestic," below.

     Domestic Regulatory Outlook. On February 8, 1996, the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act"), the most comprehensive reform of communications law since the enactment of the Communications Act of 1934. The Telecommunications Act eliminates long-standing legal barriers separating LECs, long distance carriers, and cable television companies and preempts conflicting state laws in an effort to foster greater competition in all telecommunications market sectors, improve the quality of services and lower prices.

     The  Telecommunications  Act expressly  supersedes the consent decree which led to the AT&T Divestiture, including the line-of-business restrictions that prohibited the RBOCs from providing inter-exchange services and from manufacturing telecommunications equipment. The RBOCs are now permitted to provide inter-exchange service outside their local service areas and to seek approval from the FCC to provide inter-exchange service within their local service areas based upon a showing that they have opened their local exchange markets to competition. After the FCC has given its approval to a request to provide in-region inter-exchange service, the RBOC may also engage in the manufacture and provision of telecommunications equipment and the manufacture of customer premises equipment. Such manufacturing enterprises must be conducted through separate affiliates for at least three years after the date of enactment of the Telecommunications Act. In addition, an RBOC may not discriminate in favor of equipment produced or supplied by an affiliate but rather must make procurement decisions based on an objective assessment of price, quality, delivery and other commercial factors.

     The Company believes that as a result of the reform legislation, the public communications industry will undergo fundamental changes, many of which may affect the Company's business. The legislation is likely to increase the number of providers of telecommunications services, including perhaps providers of payphone services. This increase in the number of providers is likely to stimulate demand for new payphone equipment. In such event, the Company believes that existing payphone providers, including the RBOCs, could seek to enhance their technology base in order to compete more effectively with each other and with new entrants. In addition, as the local exchange and intrastate long distance markets are opened to competition, inter-exchange carriers seeking to serve these markets may deploy greater numbers of payphones to capture local and intrastate traffic. The Company believes that, in such an environment, payphone technology could continue to evolve, perhaps into "Public Access Terminals" providing a gateway to a network for voice, data and video and information superhighway applications. There can be no assurance, however, that these trends will develop, or that if they do develop, they will have a beneficial impact on the payphone market generally or on the Company's business in particular. See "Government Regulation," below.

     The International Outlook. Internationally, it is estimated that there are several million payphones in the installed base. Public communication services in foreign countries are presently provided by large government controlled postal, telephone and telegraph companies ("PTTs"), former PTTs that have been privatized for the purpose of investing in and expanding telecommunication networks and services, and cellular carriers. The Company believes that a perceived trend toward privatization and liberalization of the international telecommunication industry is opening the international markets, previously dominated by monopoly and government infrastructure, to increased competition. In addition, many countries are allowing private firms to construct cellular networks and compete with national telecommunication authorities. It is believed that some of the large United States based telecommunications companies, including certain RBOCs, have invested in telecommunication opportunities abroad including the acquisition of interests in the privatized PTTs and consortiums for the acquisition of licenses and construction of cellular networks to provide cellular communication services.

     Presently, the density of payphone installations in many foreign countries on a per capita basis is far less than that in the United States. The Company believes that many of these countries are seeking to expand and upgrade their telecommunications systems and are funding programs to provide communication services to the public. The expansion programs include the construction of wireless networks, and the Company believes that wireless payphone service will become one of the primary avenues of providing communication services to the public in certain foreign markets. The Company believes that large scale payphone deployment programs are underway in Mexico, Argentina, Indonesia, China and elsewhere, and that the international public communications industry will continue to evolve and be a significant growth industry over the next several decades to the extent that privatization and the investment in and expansion of both wireline and wireless networks progresses.

     Although foreign markets are believed to be a potential source of significant demand for the Company's products, there are impediments to the Company's ability to penetrate such markets, including resource limitations, regulations and the normal difficulties attendant on conducting international business. See "Sales and Markets--International," below.

Products and Services

     The Company manufactures and markets "coin" and "coinless" pay telephone ("payphone") products that connect to and operate as integral parts of domestic and foreign public telecommunication networks. The Company also markets payphone and payphone component repair, refurbishment and conversion upgrade services to the regulated telephone companies in the United States. The Company's products include payphones equipped with non-smart payphone electronics or smart payphone processors (the primary electronic assemblies or "engines" of payphones) that connect to wireline telecommunication networks ("wireline payphones") and payphones equipped with a smart processor or a specially designed cellular processor that connect to cellular telecommunication networks ("wireless payphones"). The Company also supplies non-smart payphone electronic retrofit kits, smart payphone retrofit kits and payphone components (including, among other things, dials, handsets, chrome doors, payphone electronics and processors) required to both manufacture payphones and repair and/or upgrade deployed payphones. In addition, the Company markets "CoinNet", payphone management software required to remotely manage and communicate with the Company's smart and cellular payphone processors. A significant portion of the

Company's revenues is derived from the sale of smart payphone processors and payphone retrofit kits to certain RBOCs that are upgrading their installed base of payphones with technologically advanced processors.

     The Company's wireline coin payphones are designed based upon the Western Electric configuration developed for use in the Bell system versus the GTE configuration developed for the independent telephone companies and also used by some of the independent payphone providers. The Western Electric configuration uses a housing ("case") with a left sided coin slot and coin return bucket versus the GTE configuration with a right sided coin slot and coin return bucket. The Company's Western Electric housings are acquired from an unaffiliated Taiwan corporation under a Manufacturing Rights Agreement dated September 16, 1991 (see "Manufacturing, Assembly and Sources of Supply," below). These housings are also acquired from the secondary or "aftermarket" for payphone components within the United States. Housings acquired in the "aftermarket" are reconditioned as part of the refurbishment services offered by the Company, as further described below. Payphones manufactured with reconditioned housings are generally referred to as "hybrids." The Company's coinless wireline and wireless payphones are manufactured in several different configurations, including the Western Electric configuration, depending on the application. The Company's coin payphones and hybrids are supplied with electronic coin mechanisms supplied by unaffiliated domestic companies. See "Manufacturing, Assembly and Sources of Supply," below.

     The Company's wireline payphone products were originally developed specifically for the regulated telephone operating companies in the United States. However, the Company has begun to expand its business into the international market, and has adapted its smart wireline payphone technology for those foreign countries with telecommunication networks similar to the United States. The majority of foreign countries follow the standards of the Consultative Committee for International Telephone and Telegraph ("CCITT") as compared to the U.S. network standard. One of the primary technical network differences in the payphone industry between the countries following the CCITT standards and those following the U.S. network relates to call rating. The Company does not presently offer a product that operates with networks following the CCITT standards. However, the Company has commenced the design and development of a smart payphone processor capable of operating with networks following either standard. This technology would enable the Company to compete in foreign countries that follow the CCITT standard (see "Research and Product Development", below). The Company's new smart payphone processor is currently in the prototype design stage. The Company has scheduled the development project for completion during fiscal 1997, and anticipates, but cannot ensure, that the new smart payphone processor will be available to market by the end of fiscal 1997.

     The following table outlines products currently offered by the Company:

PRODUCT                 DESCRIPTION

GEMINI SYSTEM II(R)     The   Gemini   System   II(R)("Gemini")   product  is  a
                        sophisticated    microprocessor-based   smart   payphone
                        processor  which is  programmable to operate in either a
                        regulated mode or a deregulated mode. The regulated mode
                        uses the rating and answer supervision services provided
                        by the central office ("CO") and associated  network. In
                        contrast,  rating and answer  supervision  services  are
                        performed   within  the  processor  when  programmed  to
                        operate in the deregulated mode.  Programmable  billing,
                        reporting and operating cost reduction  features offered
                        with the Gemini  product  include:  (i) station  message
                        detail recording,  which provides for the storage of all
                        call data within the phone;  (ii) maintenance  reporting
                        and diagnostics,  which provides for remote diagnosis of
                        payphone and component  operating  status via telemetry;
                        (iii)   coin   administration,   which   provides   coin
                        accounting  capability and reporting of coin box status;
                        (iv) call  routing,  which  provides  for the routing of
                        calls to the programmed IXC; and (v) credit card billing
                        and auditing,  which provides the ability to bill credit
                        card  calls  and  to  identify  invalid  cards  or  card
                        numbers.  The Gemini product is also  interfaced with an
                        electronic   lock  to  control  and  to  permit   remote
                        monitoring   of  collection   activities.   Programmable
                        revenue  enhancement  features  offered  with the Gemini
                        product include: (i) voice messaging,  which enables the
                        user to record a message to the called party rather than
                        allow the call to go  uncompleted;  and (ii) usage based
                        pricing,  which  administrates local call costing on the
                        basis of time.  The features  available  with the Gemini
                        product  are  designed  to enable  customers  to enhance
                        revenue  streams and to reduce  costs of  operation  and
                        maintenance  through the scheduling of  maintenance  and
                        collection  activities.   All  programming,   retrieval,
                        reporting and telemetry features are performed remotely using the Company's payphone software management system.

GEMSTAR The GemStar product is a microprocessor-based smart payphone processor designed for regulated applications which require the rating and answer supervision functions performed by the CO network. The GemStar product offers the primary cost reduction and reporting features of the Gemini product, including maintenance reporting and diagnostics and coin administration. With added memory, the GemStar product also provides station message detail recording. The GemStar product is also interfaced with an electronic lock to control and to permit remote monitoring of collection activities.

INMATE The InMate product is a microprocessor-based smart payphone processor designed for the prison segment of the market where cost reduction and revenue enhancement features as well as other specialized features are required. The InMate product offers station message detail recording, maintenance reporting and diagnostics, voice messaging, usage based pricing and call routing. In addition, specialized features include: (i) outgoing call restriction, which can restrict calls to specified numbers; (ii) call duration, which limits the time duration of calls; and (iii) personal identification numbers, which permit valid user access only. Coin
                        Administration features are not provided in this coinless environment.

GEMCELL The GemCell product is a microprocessor-based cellular payphone processor that interfaces to a cellular transceiver for use in domestic and international wireless networks. The GemCell product was designed with all the primary features available with the Gemini product except coin administration. Instead, the GemCell product was designed to accept debit ("prepay") or credit cards as the form of payment. The GemCell product is not currently marketed in the U.S.


COINNET The CoinNet product is a remote payphone software management system which operates on personal computers in a multi-tasking environment. This proprietary software product provides the Company's customers with the ability to manage networks of installed payphones interactively. Downloading software changes, retrieving station message detail recording data, maintenance and diagnostics data and coin box data are a few of the functions of this Unix or MSDOS-based software system.

PAYPHONES               The  Company  offers  its  payphones  in a wide range of
                        electronic and smart  configurations  depending upon the
                        application requirements of its customers. The Company's
                        wireline  payphones  include  coin (or token)  payphones
                        and/or  coinless   payphones,   including   credit  card
                        applications. The Company's wireless, coinless payphones
                        are   offered  in  fixed   configurations   as  well  as
                        configurations  for  mobile  deployment,  such as taxis,
                        trains and buses. The Company's smart wireline  payphone
                        technology  derives  power  strictly  from the telephone
                        line,  eliminating  the need for external power sources.
                        The   Company's   wireless   payphones  are  powered  by
                        commercial electric line power or by a solar powered platform so that they can be deployed without network wiring and cabling.

CELLULAR
ASSISTANCE PHONE        The   Company   also  offers  a   specialized   Cellular
                        Assistance Phone designed to provide emergency phone service in specific applications, such as along highways and in remote areas. The Cellular Assistance Phone is provided with a cellular transceiver and a solar powered platform for deployment without network wiring and cabling. The features of the Cellular Assistance Phone are limited to those required for emergency situations and permit the user to automatically dial a preset emergency assistance number. With the exception of three units sold to the U.S. Army, the Cellular Assistance
                        Phone is not  currently  marketed in the United  States.

PAYPHONE
COMPONENTS              Payphone  components  supplied by the  Company  include,
                        among others, non-smart payphone electronics, touchtone dials, handsets, coin relays, and volume amplification assemblies. These components are manufactured at the Company's facilities to Bellcore specifications.

     The Company negotiates the sales prices of its products with each customer based on many factors including volume, configuration, and required features, among others, and prices of the Company's products vary accordingly. The list prices of Gemini products, GemStar products and Inmate products range from $299 to $799 per unit. The Company's GemCell product is generally incorporated into payphones which have list prices ranging from $1,399 to $1,999 per unit. The list prices of the Company's smart and electronic payphones range from approximately $999 to $1,499 per unit. The list prices of the Company's Cellular Assistance Phone ranges from $1,500 to $3,800. The sales prices of the Company's payphone components and services are dependent upon the nature of services rendered or the component provided and range from less than ten dollars to several hundred dollars. The Company's payphone management software is generally provided at no charge or a nominal one-time license fee. Such software is licensed to users in perpetuity for a limited geographic area.

     The Company's agreements with its manufacturers generally provide that the Company will bear certain cost increases incurred by the manufacturer. Accordingly, the Company's manufacturing costs may fluctuate based on costs incurred by its contract manufacturers and such fluctuations could have a material and adverse impact on earnings. The Company's sales agreements with customers generally have fixed product prices with limited price escalation provisions. Two of the Company's sales agreements commit the customer to purchase specific quantities of the Company's products at specified prices, subject to the cancellation provisions of such agreements. Other sales agreements, however, do not commit the customer to purchase specified quantities of the Company's products. Consequently, there is a risk that the Company may not be able to pass on price increases to its customers. In the event the Company's costs increase or orders are lost due to price increases, the
Company's   profitability   would  be   adversely   affected.   See  "Sales  and

Markets--Domestic," "Changing Product Mix" and "Manufacturing, Assembly and Sources of Supply," below.

Services

     The Company provides payphone and payphone component repair, refurbishment and upgrade conversion services for its customers. Refurbishment services involve the rebuilding of payphone components and sets to "like new" condition. Upgrade conversion services include the modification of payphone components and sets to an updated or enhanced technology.

Sales and Markets

     Domestic.   The  Company   markets  its  payphone   products  and  services
predominately to the RBOCs (see "General," above and "Changing Product Mix," below). In fiscal years 1994, 1995 and 1996, sales to RBOCs accounting for greater than 10% of the Company's sales aggregated 73%, 72% and 88%, respectively, of the Company's sales revenues. During fiscal 1994, Bell Atlantic Corp. ("Bell Atlantic"), BellSouth Telecommunications, Inc. and NYNEX Corp. ("NYNEX") accounted for approximately $6.1 million, $10.5 million and $5.8 million, respectively, of the Company's sales. During fiscal 1995, Ameritech Services, Inc., Bell Atlantic, Southwestern Bell Telephone Company ("SWB") and NYNEX accounted for approximately $2.8 million, $5.8 million, $3.8 million and $2.2 million, respectively, of the Company's sales. During the year ended March 29, 1996, Bell Atlantic, NYNEX and SWB accounted for approximately $5.6 million, $7.9 million and $15.5 million, respectively, of the Company's sales.

     The Company competes for and enters into non-exclusive supply contracts to provide products, components and services to the RBOCs. The Company has entered into sales agreements to provide smart products to Ameritech Services, Inc. and U.S. West. The Company has entered into sales agreements to provide payphone components to Ameritech Services, Inc., BellSouth Telecommunications, Inc., Bell Atlantic, NYNEX and SWB. The Company has entered into sales agreements to provide repair, refurbishment and conversion services to Ameritech Services, Inc., Bell Atlantic, NYNEX and SWB. These agreements have terms ranging from two to three years, are renewable at the option of and subject to the procurement process of the particular RBOC, contain fixed sales prices for the Company's products and services with limited provisions for cost increases and expire at various dates from July 1996 to March 1999. These sales agreements are frameworks for dealing on open account and do not specify or commit the Company's customers to purchase a specific volume of products or services. If orders are made, however, the Company has agreed to fill such orders in accordance with the customer's contract specifications. The agreements are generally subject to termination at the option of the customer upon 30 days notice to the Company, or if the Company defaults under any material provision of the agreement, including provisions with respect to performance. In addition, the Company has entered into sales agreements to provide smart products to NYNEX and SWB. The terms of these sales agreements (the "firm commitment sales agreements"), however, require the customers to purchase specific quantities of smart products and other components from the Company at specified prices, subject to the cancellation provisions thereof. See "Changing Product Mix," below.

     The Company anticipates that it will continue to derive most of its revenues from such customers, and other regional telephone companies, for the foreseeable future. The loss of any one of such RBOC customers or a significant reduction in sales to such RBOCs would have a material adverse effect on the Company's business. Recently, two mergers between Pacific Telesis Inc. and SBC Communications, Inc. (the parent of SWB), and between Bell Atlantic and NYNEX were announced. The Company cannot predict the impact that such mergers or other future mergers will or may have on the Company's business.

     The Company's prospects for continued profitability are largely dependent upon the RBOC's upgrading the technological capabilities of their installed base of payphones, and utilizing the Company's products and services for such upgrade conversion programs. To date, the Company believes that two of the seven RBOC's have commenced or completed a technological upgrade conversion program for their installed base of payphones. One of such companies, which is a significant customer of the Company, has entered into a three-year $21.3 million sales agreement with the Company in connection with the upgrade of a portion of its installed base of payphones. In December 1995, the Company entered into an amendment to a sales agreement with another RBOC, also a significant customer of the Company, that provides for the sale of approximately $12 million of smart products and other components over an eight-month period commencing November 1, 1995. Both of these sales agreements may be terminated at the option of the customer upon prior notice to the Company. The termination of these or any of the Company's sales agreements could have a material adverse effect on the Company's business. Further, any assessment of damages under the Company's sales contracts could have a further material adverse effect on the Company's operating results and liquidity. The Company is also competing for another smart payphone award with one of its significant customers. The Company's prospects are dependent upon this award as well as its ability to obtain other sales agreements with the RBOCs in the future. Further, the Company's ability to maintain and/or increase its sales is dependent upon its ability to compete for and maintain satisfactory relationships with the RBOCs, particularly those significant customers referred to above. See "Changing Product Mix," below. Prior to a restructuring instituted in 1994, the Company experienced difficulties with a first generation smart payphone product, which difficulties subsequently were remedied. Such difficulties, however, resulted in the termination of a contract for such product with one of the Company's then significant RBOC customers (see "Development of the Company--Restructuring," above and "Changing Product Mix," below). There can be no assurances that similar difficulties will not occur in the future. See "Changing Product Mix," below and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

     The Company is dependent upon its third party contract manufacturers to supply smart products and electronic locks to customers and to meet its sales commitments pursuant to its firm commitment sales agreements. See "Manufacturing, Assembly and Sources of Supply," below.

     The Company sells its products and services directly to its customers. The Company involves a wide-range of personnel in its sales and marketing activities including its Vice President of Sales and Marketing, two experienced sales directors, three service technicians, its Operations and Plant Vice Presidents, its engineering staff, its quality managers and its President and CEO. The Company's engineering staff and service technicians provide support and technical services over the telephone without charge, and the Company provides field engineering support services during the initial deployment of products and when customers encounter unusual or technical problems. The Company's commitment to service and support throughout its organization is directed at maintaining strong relationships with customers' operating, technical and administrative personnel. The Company also conducts training seminars and provides assistance to customers in the installation and set-up of the Company's payphone software management system.

     International. Internationally, the Company markets its smart wireline and wireless payphones in foreign markets, primarily consisting of Korea and Mexico. The Company's wireless payphones have been deployed in Korea, Mexico, Ecuador, Venezuela and Guatemala. The Company's smart "Gemini" payphone is deployed in China. The Company markets its products in these foreign markets primarily under distributor and reseller relationships. The Company has established distributor relationships in Venezuela, for the South American markets, and in Korea and China. The Company presently sells its products in Central American markets, both directly and through an independent sales representative. The Company's largest foreign customer is presently a cellular service provider in Korea.

     The Company's export sales during fiscal 1994, 1995 and 1996 approximated $798,000, $1.4 million and $855,000, respectively. Substantially all of the Company's international sales are direct sales to foreign customers and resellers. The Company believes that the international public communications market represents a growth opportunity. The Company, however, has limited experience exporting products and operating outside the United States and there can be no assurance that the Company will be able to generate significant revenues from international business. Conducting business internationally is subject to a number of potential risks, including political instability, foreign currency fluctuations, adverse movements in exchange rates, economic instability, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward these countries), general credit and business risks and other factors, one or more of which, if they occur, could have an adverse effect on the Company's ability to generate international sales or operations. During the later part of fiscal 1995, the Company's then largest foreign customer ceased importing the Company's products as a result of the devaluation of the Mexican peso. The Company's sales to date have been denominated in U.S. dollars and as a result, no losses related to currency fluctuations have been incurred. For the same reason, the Company has not engaged in currency hedging activities. There is no assurance, however, that the Company will be able to continue to export its products in U.S. dollar denominations or that its business will not become subject to significant exposure to foreign currency risks. In addition, the Company intends to develop wireline payphone products for international CCITT applications (see "Products and Services," above), and there is no assurance that the Company will be able to successfully develop or market such products. Finally, many of the Company's known and potential international competitors have substantially more financial and other resources than the Company and, therefore, are formidable competitors. See "Competition," below."

     In January 1996, the Company entered into a letter agreement with its Korean distributor to sell 2,000 Gemini payphones for re-export to China. However, there is no assurance that the Company will be able to comply with the customers specifications and supply such payphones on a timely basis, or at all. Pursuant to the letter agreement, the parties agreed in principle to enter into a manufacturing and technology transfer agreement that, if entered into, will enable the Korean distributor to manufacture Gemini products for sale on a non-exclusive basis in the Far East, including China. Upon consummation of the manufacturing and technology transfer agreement, the Company shall receive royalties equal to $50 per unit with respect to Gemini products manufactured and sold by the distributor. However, there is no assurance that the proposed relationship will result in any meaningful sales or royalties to the Company.

Changing Product Mix

     The Company's business is shifting from repair and service to the provision of smart payphone products. The Company's sales of smart payphone products consisting primarily of processors and payphone retrofit kits increased to approximately $21.8 million during the year ended March 29, 1996 as compared to $6.6 million in fiscal 1995 and $9.0 million in fiscal 1994. Although the Company's sales of smart payphone products declined to approximately $6.6 million in fiscal 1995 as compared to fiscal 1994, the decline was attributable primarily to the termination of a first generation smart product sales agreement between the Company and one of its then significant RBOC customers caused by technical and delivery problems experienced by the Company. In addition, such RBOC failed to renew a refurbishment sales agreement with the Company during the latter part of fiscal 1995. See "Sales and Markets--Domestic," above. The Company, however, continues to supply certain payphone components to such RBOC. Sales to this RBOC customer accounted for 34% of the Company's sales during the year ended April 1, 1994, 6% of sales during the seven months ended October 30, 1994, 10% of sales during the five months ended March 31, 1995 and 3% of sales during the year ended March 29, 1996. See "Sales and Markets--Domestic," above.

     During the initial stages of the roll out of the Company's first generation smart product during fiscal 1993, the Company's contract manufacturer was unable to deliver product in accordance with the customer's delivery schedule due to material shortages and product testing limitations and constraints. In addition, during the course of the contract, the Company redesigned the product and selected another contract manufacturer. This contract manufacturer delivered the product to the Company that later manifested certain hardware problems and failures that the Company attributed to defective components. These problems ultimately led to the termination of the smart product sales agreement referred to above (see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company has disqualified the suppliers that provided the alleged defective components to the Company's contract manufacturer and believes that, through improved design and engineering, it has resolved the hardware and software problems that it experienced with its first generation smart product. The Company has recently selected its current contract manufacturer to produce the current generation of such printed circuit board assemblies, and such products have not experienced similar problems (see "Manufacturing, Assembly and Sources of Supply," below). The Company is currently involved in a dispute with the former contract manufacturer and is involved in litigation with one of the disqualified component suppliers. See Item 3 - "Legal Procedures and Disputes."

     In December 1994, the Company entered into a sales agreement with SWB pursuant to which the Company agreed to supply and SWB agreed to purchase $21.3 million of smart processors and other components, including electronic locks, over a three-year period at specified prices. The agreement also includes a "most favored customer" clause pursuant to which the Company has agreed to provide SWB price and other terms at least as favorable to SWB as those extended by the Company to other customers for the products covered by the agreement. The agreement contains certain covenants and conditions relating to product quality and delivery requirements, among others. The agreement provides for penalties and damages in the event that the Company is unable to comply with certain performance criteria. See "Manufacturing, Assembly and Sources of Supply," below. Upon a default by the Company with respect to such covenants and conditions, SWB has the right to cancel the agreement or reduce its purchase commitment, provided such default is not cured within a 20-day notice period. In addition, SWB may in any event terminate the agreement upon at least 30 days notice. However, upon such a termination, SWB has agreed to purchase all finished goods then held by the Company and to pay contractor and supplier cancellation and restocking charges, if any, plus a nominal profit percentage above the cost of such materials. Because SWB has the right to terminate the contract on 30 days notice as described above, there can be no assurance that the Company will ultimately sell $21.3 million of smart processors and other components pursuant to such contract. The Company is dependent upon its third party manufacturers to supply products required to meet its sales commitment under the terms of the agreement (see "Manufacturing, Assembly and Sources of Supply," below). As of March 29, 1996, the Company estimates that SWB has acquired approximately 65% of committed volume under such sales agreement. However, as a result of changes in SWB's delivery requirements, the Company does not anticipate shipping the remaining volume pursuant to the terms of the agreement during the 1996 calendar year. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In December 1995, the Company entered into an amendment to a sales agreement with NYNEX pursuant to which the Company agreed to supply and NYNEX agreed to purchase approximately $12 million of smart products and other components over a eight-month period at specified prices. The agreement also includes a "most favored customer" clause pursuant to which the Company has agreed to provide NYNEX price and other terms at least as favorable to NYNEX as those extended by the Company to other customers for the products covered by the agreement. The agreement contains certain covenants and conditions relating to product quality and delivery requirements, among others. Upon a default by the Company with respect to such covenants and conditions, NYNEX has the right to cancel the contract, provided such default is not cured within a 14-day notice period. Either party may terminate the agreement upon default by the other party of any material provision of the agreement provided such default is not cured within a 10-day notice period. In addition, NYNEX has the right to cancel prior to shipment any and all orders under the agreement and, in such event, would be liable to the Company only for the cost of goods not otherwise usable or salable by the Company. Because NYNEX has the right to terminate orders under the contract as described above, there can be no assurance that the Company will ultimately sell the $12 million of products under such contract. The Company is dependent upon its third party manufacturers to supply products required to meet its sales commitment under the terms of the agreement (see "Manufacturing, Assembly and Sources of Supply," below). As of March 29, 1996, the Company has satisfied approximately 43% of its sales commitment to NYNEX.

     The Company's service business revenues, including sales of electronic payphones and payphone components, declined from approximately $21.2 million in fiscal 1994 to approximately $12.3 million in fiscal 1995 and to approximately $10.6 million in fiscal 1996. Although a significant portion of the fiscal 1995 decline in service business revenues was attributable to the non-renewal of a refurbishment sales agreement with one of the Company's RBOC customers discussed above, the Company believes that as the RBOCs upgrade their payphone base with new technology, their need for repair and refurbishment services and non-smart electronic payphone products will decline.

Competition

     The Company believes that it is a significant provider of payphone products and payphone repair services to the regulated telephone operating companies in the United States. The Company operates in a highly competitive environment and competes against numerous domestic and foreign providers of payphones and payphone repair services that have financial, management and technical resources substantially greater than those of the Company. In addition, there are many other firms which have the resources and ability to develop and market products which could compete with the Company's products. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products developed by the Company and its competitors, performance, price, reliability and customer service and support.

     The Telecommunications Act lifts the AT&T consent decree's restriction on the manufacturing of telecommunications equipment by the RBOCs. After the FCC finds that the RBOC has opened its local exchange market to competition, the RBOC, through a separate affiliate, may manufacture and provide telecommunications equipment and may manufacture customer premises equipment. As a result of the legislation, the Company could face new competitors in the manufacture of payphones and payphone components. These new competitors will probably include one or more of the RBOCs, as well as Lucent Technologies, the newly created equipment and technology spin-off of AT&T. The RBOCs, Lucent
Technologies and AT&T have financial, management and technical resources substantially greater than the Company. However, the RBOCs lack manufacturing expertise, and the legislation does not permit them to create joint manufacturing operations with each other. The Company believes that these factors may lead the RBOCs to seek non-affiliated manufacturing enterprises, such as the Company, with which to collaborate. In addition, the legislation provides that as long as Bellcore is an affiliate of more than one RBOC, Bellcore may not engage in manufacturing telecommunications equipment or customer premises equipment. The Telecommunications Act also incorporates numerous safeguards to ensure that standards setting organizations conduct themselves fairly and requires the FCC to establish a dispute resolution process for equipment manufacturers involved in conflicts over standards setting.

     The Company believes that the primary competitive factors affecting its business with the RBOCs are quality, price, service and delivery performance. The Company competes aggressively with respect to the pricing of its products and services, and although the Company's contractual agreements with the RBOCs generally provide the Company with the ability to increase prices if manufacturing costs increase, the Company attempts to reduce its manufacturing costs rather than increase its prices. The Company also attempts to maintain inventory at levels which enable the Company to provide immediate service and to fulfill the delivery requirements of its customers. The Company also provides weekly pick-up and delivery services to most of its RBOC customers to ensure timely performance.

     The Company believes that its principal competitors in the United States include Protel Inc., Elcotel, Inc., Intellicall, Inc., Lucent Technologies and International Totalizing Systems, Inc., and with respect to repair and refurbishment services, Restor Industries, Inc. The Company also competes with numerous foreign companies marketing products in the United States, including Nortel (previously known as Northern Telecom, Inc.). However, the Company does not believe that foreign competitors have been able to successfully penetrate the regulated payphone industry in the United States. Some of the Company's competitors, including Protel Inc., Intellicall, Inc. and Elcotel, Inc. supply payphone products to independent payphone providers which compete with the regulated telephone companies. The Company does not actively market its products to independent payphone providers.

     Many of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. It is also possible that new competitors may emerge and acquire significant market share. Possible new competitors include large foreign corporations, the Company's RBOC customers and other entities with substantial resources. In addition, as a result of the Telecommunications Act of 1996, the RBOCs will be permitted to manufacture and provide telecommunications equipment and to manufacture customer premises equipment when certain competitive conditions have been met. It is possible that one or more RBOCs will decide to manufacture payphone products, which would increase the competition faced by the Company and could decrease demand for the Company's products by such RBOCs. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition. In addition, it is unlikely that the Company will become a significant supplier of smart payphone products to all seven of the RBOCs since competition for business with the RBOCs is intense.

     Internationally, the Company competes with numerous foreign competitors, all of which have financial, management and technical resources substantially greater than the Company. These foreign competitors market payphone products predominately to the PTT's and thereby dominate the international payphone market. The Company believes that the primary competitive factors affecting its international business are the ability to provide products that meet the specific application requirements of the customers, quality and price.

     The Company expects that a number of personal communications technologies will become increasingly competitive with payphone services provided by the regulated telephone companies and independent payphone providers. Such technologies include radio-based paging services, cellular mobile telephone services and personal communication services. However, the Company believes that the payphone industry will continue to be a major provider of telecommunications access.

     Prior to 1984, the regulated telephone companies held a monopoly in the United States payphone market, and they continue to have a dominant share of the payphone market. The regulated telephone companies have financial, marketing, management and technical resources substantially greater than those of private payphone providers. The Company believes that the regulated telephone companies will continue to experience increasing competition from independent payphone providers. Accordingly, the Company believes, but cannot ensure, that they can be expected to upgrade their technology base and protect their market share.

     The Company believes that wireless payphone services will become one of the primary avenues of providing communication services to the public in many of the developing nations in South America and Central America and that these markets represent a significant growth opportunity. Many of the cellular licenses awarded to companies in foreign markets to provide services in competition with national communication authorities have been awarded to consortiums and companies in which the RBOCs have invested. The Company believes that an opportunity exists to expand its market channel within the RBOC arena by deployment of its wireless payphone technology to international wireless concerns affiliated with the RBOCs. The Company intends to continue to invest in the development of wireless products and hardware for non-coin technologies including prepay and debit cards and smart ("chip") cards.

Manufacturing, Assembly and Sources of Supply

     The Company's repair, refurbishment and conversion services are performed and most of the Company's products are assembled at the Company's manufacturing facilities in Paducah, Kentucky and Orange, Virginia. In addition, certain components including low-density electronic circuit board assemblies, dials and handsets, are manufactured at the Company's facilities. Other components are purchased from various distributors and manufacturers, including contract manufacturers engaged by the Company. The Company generally assembles its smart payphone products from assemblies produced by certain manufacturers under contractual arrangements. To the extent that such manufacturers encounter difficulties in their production processes that delay shipment to the Company or that affect the quality of items supplied to the Company, the Company's ability to perform its sales agreements or otherwise to meet supply schedules with its customers can be adversely affected.

     On October 21, 1994, the Company entered into a manufacturing agreement with Avex Electronics, Inc., a large contract manufacturer, that provides for the production of the Company's GemStar circuit board assemblies and the GemStar payphone processor. Pursuant to the terms of the manufacturing agreement, the Company committed to purchase $12.2 million of assemblies over an eighteen-month period beginning in December 1994. Purchases under the terms of the contract fluctuate based on delivery requirements established by the Company. The agreement may be terminated by either party for default upon a material breach of the terms of the agreement by the other party, provided such breach is not cured within a 30-day notice period. Further, the Company may terminate the agreement at any time. However, upon a termination of the agreement by the
Company, the Company is obligated to purchase inventories held by the manufacturer and pay vendor cancellation and restocking charges, and a reasonable profit thereon. The Company has also engaged the contract manufacturer to manufacture the printed circuit board assemblies for the Company's Gemini processors. The Company is dependent upon the contract manufacturer to manufacture and supply products required to meet sales commitments under the terms of its firm commitment sales agreements (see "Sales and Markets--Domestic" and "Changing Product Mix," above).

     The Company has entered into several teaming agreements with Control Module, Inc., a manufacturer of electronic lock devices, to market the products to certain RBOCs and other telephone companies. The teaming agreements provide for the award of exclusive dealer contracts to the Company when customers award purchase contracts to the Company. On November 18, 1994, the Company executed an exclusive dealer agreement to supply the electronic lock devices to one of the Company's significant RBOC customers. The dealer agreement commits the Company to purchase approximately $3.5 million of electronic lock devices at specified prices over a two-year period. The purchase volume of electronic lock devices varies based on delivery requirements established by the Company. The dealer agreement expires after the Company's purchase of the committed volume or after 30 months, whichever occurs first. The agreement may be terminated by either party for default upon a material breach of the terms of the agreement by the other party, provided such breach is not cured within a 30-day notice period. Further, the Company may terminate its orders under the agreement upon 45 days notice. However, upon a termination of outstanding orders by the Company, the Company is obligated to purchase inventories held by the manufacturer and pay vendor cancellation and restocking charges. The Company is dependent upon the electronic lock manufacturer to supply products required to meet its sales commitment under the terms of one of its firm commitment sales agreements (see "Sales and Markets--Domestic" and "Changing Product Mix," above).

     Pursuant to its agreements with Avex Electronics, Inc. and Control Module, Inc. discussed above, the Company is obligated to acquire certain product inventory in a prescribed time period. The Company presently anticipates that scheduled purchases under such contracts through December 1996 will exceed sales requirements as a result of changes in delivery requirements of one of the Company's customers. Although the Company is encouraging its customer to accelerate purchases and is seeking to reschedule deliveries pursuant to such agreements, an increase in inventories related to such agreements is anticipated and such increase could approximate as much as $2.0 million. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Changing Product Mix," above.

     On September 16, 1991, the Company entered into a Manufacturing Rights Agreement (the "Manufacturing Agreement') with Commtek Industries, Inc., an unaffiliated Taiwan corporation. Pursuant to the Manufacturing Agreement, the Company granted the Taiwan corporation the exclusive right to utilize the assets owned by the Company's foreign division for a period of five years to manufacture many of the non-electronic components and assemblies for the Company's products in factories based in the Pacific Rim. The Company entered into the Manufacturing Agreement because it determined that continued operation of the business was not economical due to the capital commitments required therefor. The Company agreed to purchase a minimum aggregate annual volume of $2.5 million during the first year of the agreement and $3 million for each year thereafter. The Manufacturing Agreement provided for the payment of an annual fee of $57,155 to the Company through March 31, 1995. The Taiwan corporation is required to pay royalties to the Company based upon sales to customers other than the Company. The Manufacturing Agreement also provides that the Company receives a 20% discount from prices charged to other customers.

     The majority of the Company's products in terms of revenues contain components or assemblies that are purchased from single sources (including those discussed above). The Company believes that there are alternative sources of supply for most of the components and assemblies currently purchased from single sources. Some of the components and assemblies used by the Company for which there are not immediately available alternative sources of supply are provided to the Company under standard purchase arrangements. If a shortage or termination of the supply of any one or more of such components or assemblies were to occur, however, the Company's business could be materially and adversely affected. In such event, the Company would have to incur the costs associated with redesigning its products to include available components or assemblies or otherwise obtain adequate substitutes, which costs could be material. Also, any delays with respect to redesigning products or obtaining substitute components could adversely affect the Company's business.

     The Company has entered into two agreements pursuant to which it is obligated to acquire certain product inventory in prescribed time periods. The Company presently anticipates that scheduled purchases under such contracts through December 1996 will exceed sales requirements as a result of changes in the Company's customer delivery requirements. Although the Company is encouraging its customer to accelerate purchases and is seeking to reschedule deliveries pursuant to such agreements, an increase in inventories related to such agreements is anticipated and such increase could approximate as much as $2.0 million. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Changing Product Mix," above.

     The Company attempts to maintain inventory levels adequate to meet the delivery requirements of its customers. However, the Company's business is subject to the risk of an interruption in supply that could have a significant impact on its operations. Suppliers of certain electronic parts and components to the Company and its contract manufacturers occasionally place their customers on allocation for those parts. Therefore, there can be no assurance that the Company's business will not be adversely impacted by allocations and a limited supply of such electronic components.

     The Company's operations are also subject to risks associated with defective assemblies. In April 1995, the Company determined that GemStar processors shipped in March 1995 were subject to failure due to contamination introduced into the manufacturing process by the Company's contract manufacturer. Accordingly, the Company recalled approximately 5,500 units for repair or replacement by the contract manufacturer. Although the contract manufacturer was responsible for the repair or replacement of the recalled units, the Company was required to pay liquidated damages to its customer under the terms of the sales contract in the amount of $200,000. This liability was recorded in the Company's consolidated financial statements at March 31, 1995. Also, the Company agreed to extend its warranty on up to 5,000 units shipped under the contract through December 31, 1998.

     The recall and associated shipment delays created by the recall had an adverse impact on the Company's operating results during the first quarter of fiscal 1996. However, the Company was able to maintain a satisfactory relationship with the affected customer. During the year ended March 29, 1996, the contract manufacturer and the Company repaired or replaced the recalled units. In addition, the Company continued to ship products to its customer in accordance with the terms of the sales agreement. The contamination introduced into the manufacturing process was created by a change in the manufacturing process and the use of a new material without the Company's prior knowledge. The Company and the contract manufacturer have since taken steps, including quality control measures, to assure that the processes and materials used in the manufacturing process of the Company's products do not adversely affect product quality or performance. Although the Company believes that the problems have been adequately addressed and has continued its relationship with the contract manufacturer, there can be no assurance that such events will not occur in the future, either with this manufacturer or others. In the event that contract manufacturers delay shipments or supply defective materials to the Company in the future, and such delays or defects are material, the Company's customer relations could deteriorate and its sales and operating results could be materially and adversely affected.

Warranty and Service

     The Company provides warranties of 90 days with respect to repair, refurbishment and conversion services and from one to three years on its products. Under the Company's warranty program, the Company repairs or replaces defective parts and components at no charge to its customers. The Company's contract manufacturers provide warranties on the electronic circuit board assemblies ranging from 90 days to 120 days. Under warranties provided by contract manufacturers, defective electronic circuit board assemblies are replaced or repaired at no charge to the Company.

     The Company's technical service and engineering staffs provide support services over the telephone to customers who have installation or operational questions. The Company also provides field engineering support services during the initial deployment of the Company's products and when customers encounter unusual conditions or problems.

     The Company generally enters into repair agreements with respect to its smart products under which the Company agrees to perform non-warranty repair services at specified prices. The Company also provides repair, refurbishment and conversion services under agreements with its customers. See "Services" and "Sales and Markets," above.

Licenses, Patents and Trademarks

     The Company has developed the software and engineering designs incorporated in its smart payphone products from technology acquired in 1991. The engineering designs incorporated in the Company's electronic products and components were internally developed by the Company. The Company owns eight United States patents relating to payphone components, its smart payphone platform, the Gemini product, and other technology which expire between April 2010 and May 2014. The Company has filed and has outstanding one patent application with respect to payphone components and wireless technology. Although the Company believes that its patents and trademarks are important to its business, it does not believe that patent protection or trademarks are critical to the operation or success of its business. It is the Company's policy to seek to protect its patents against infringement by others. The Company does not believe that it is infringing on the patents of others and would defend itself against any allegations to that effect. There can be no assurances, however, that infringement claims will not be asserted in the future or that the results of any patent related litigation would not have a material adverse affect on the Company's business.

     The Company regards its manufacturing processes and circuit designs as proprietary trade secrets and confidential information. To protect this information, the Company relies largely upon a combination of agreements with its contract manufacturers, confidentiality procedures, and employee agreements. However, there can be no assurance that the Company's trade secrets will not be disclosed or misappropriated.

     Pursuant  to the  terms  of an asset  purchase  agreement  entered  into on
January 11, 1991, the Company is obligated to pay royalties equal to 3.5% of sales of smart processors and related components to a company affiliated with certain officers and employees of the Company who were formerly officers and employees of PCS. On November 9, 1994, the Company entered into an amendment agreement that provided for the elimination of royalties for the period from April 2, 1994 to September 30, 1994. In return, the term of the royalty obligation was extended from December 31, 1995 to June 30, 1996. Royalty expense under the terms of the agreement approximated $301,000 during the year ended April 1, 1994, $3,900 during the seven months ended October 30, 1994, $94,000 during the five months ended March 31, 1995 and $564,000 during the year ended March 29, 1996.

     In October 1995, the Company entered into a patent license agreement effective as of September 1, 1995 that provided the Company with a non-exclusive paid up license to manufacture and market products embodying certain patented telephone inventions. The Company paid a non-refundable patent license fee of $375,000 consisting of $33,000 in cash upon execution of the agreement, $242,000 of deposit payments made pursuant to the terms of a previous agreement and $100,000 of future services. Previous deposit payments made by the Company in the amount of $242,000 were charged to operations during the years ended April 2, 1993 and April 1, 1994 due to an uncertainty surrounding their realization. Accordingly, the patent license was recorded at an amount of $133,000 consisting of the $33,000 cash payment and the liability of $100,000 with respect to future services. Pursuant to a letter agreement, the Company agreed to render the future services over a period of five years in return for the licensors agreement to provide accurate data to the Company for a five-year period. On March 14, 1996, the patent licensing agreement was amended pursuant to a letter agreement, and the Company paid to the licensor $100,000 in return for the licensor's agreement to cancel the Company's obligation to provide future services.

     Prior to the Restructuring, the Company entered into a license agreement providing the Company with the exclusive rights to certain algorithm software that is the subject of a patent application. The Company is obligated to pay license fees aggregating $200,000 at the rate of $50,000 annually over a four-year period commencing on the date the patent is issued. The agreement also provides for the payment of royalties on products incorporating the licensed software. If the patent issues, minimum royalties will range between $125,000 to $500,000 annually for the life of the patent. The term of the license agreement will correspond to the term of the patent. As of March 29, 1996, the patent has not been issued, and the Company has not sold any products incorporating the licensed software. The Company had believed that the algorithm software would be a marketable enhancement to its smart products. However, the licensed algorithm has not been incorporated into any of the Company's products, nor does the Company have any present plans to incorporate the algorithm into any of its products. Also, management does not believe, but cannot assure, that a patent for the algorithm will be issued due to existing prior art. If a patent were to be issued, however, royalties would be payable as described above regardless of whether or not the algorithm is incorporated into the Company's products.

Design and Product Development

     The Company's engineering department is staffed with software, electrical and mechanical engineering professionals. Their activities are dedicated to the development of new products, enhancements to the Company's deployed product line, including the CoinNet management system, and enhancements to improve product reliability. Their efforts are also directed to reducing product costs through new manufacturing methods. During fiscal 1994, 1995 and 1996, the Company expended approximately $2 million, $938,000 and $1.2 million, respectively, on engineering, research and development activities, primarily for GemStar, Gemini and GemCell products. The Company believes that new products and product enhancements will increase its market opportunities and are essential to its long-term growth, particularly in international wireline markets. The Company's ability to fund future research and development activities will be dependent upon its ability to generate cash in excess of its operating needs. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

     At March 29, 1996, the Company had 248 full-time employees of which 175 are direct labor, 41 are engaged in manufacturing support activities, 17 are engaged in administrative, sales and finance activities and 15 are engaged in engineering and engineering support activities. In addition, the Company has one part time employee, one temporary employee and one independent contractor engaged in sales and sales support activities, and two temporary employees engaged in engineering support activities.

     The direct labor personnel located at the Company's Paducah, Kentucky facility (94 persons) are represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America pursuant to an October 26, 1993 collective bargaining agreement. The agreement expires on October 26, 1996 and is automatically renewable for additional one year periods thereafter unless terminated by either party upon 60 days notice prior to the renewal date. The Company considers its relations with its employees and the Union to be satisfactory.

Backlog

     The amount of the Company's backlog is subject to large fluctuations because the Company's business depends upon a small number of customers and large orders. The Company calculates its backlog by including only items for which there are purchase orders with firm delivery schedules. Contractual commitments are not included in backlog until purchase orders are received by the Company. At March 29, 1996, the backlog of all products and services was approximately $3.8 million as compared to approximately $4.0 million at March 31, 1995. The Company's objective is to ship orders within 30 days and, therefore, the Company does not expect its backlog, other than orders with scheduled deliveries under contractual commitments, to exceed monthly sales levels. Accordingly, the Company's backlog at any given date is not indicative of future revenues. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Seasonality

     The Company's sales are generally stronger in the spring, summer and fall months when the weather does not interfere with the maintenance and installation of payphone equipment by the Company's customers. Accordingly, reduced sales volumes could adversely affect the Company's results of operations during certain periods of the year. However, the Company may also receive large year-end orders from its customers for shipment in December.

Potential Environmental Liabilities

     One of the Company's former facilities in Florida is currently the subject of evaluation by the Florida Department of Environmental Protection (the "FDEP"). The Company has completed the initial assessment and monitoring activities agreed upon with the FDEP and determined that contamination of the site was below concentration level guidelines set by the FDEP. The Company filed with the FDEP its report with respect to such assessment and monitoring activities requesting that a "no further action status" be granted to the site. However, the FDEP recently requested the Company to perform an additional analysis of groundwater contamination and report the findings before the FDEP rules on the site. The Company has concluded, based on its clean-up, testing and monitoring activities, that detected contaminant concentrations are minimal and are generally within the state's maximum concentration guidelines, and that trends of detected contaminant concentrations are declining. The Company believes, but cannot assure, that the site will be granted a "no further action status" and that continued monitoring or remediation activities will not be required by the State. Accordingly, the Company has not accrued any additional costs with respect to this site. It is possible, however, that the FDEP may require further remedial or monitoring actions at such site. Accordingly, the Company cannot estimate a range of costs, if any, that it may incur in the future since such costs would be dependent upon the scope of additional response actions, if any, required by the State of Florida.

     The Company has been notified by the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") that it is a Potentially Responsible Party ("PRP") that may be liable for undertaking response actions at a facility for the treatment, storage, and disposal of hazardous substances operated by Seaboard Chemical Corporation from 1975 to 1989 at Jamestown, North Carolina. The Company has become a member of the PRP groups (the "Seaboard Groups") formed to cooperatively respond to the DEHNR's Notices of Responsibility and Imminent Hazard Order to undertake a surface removal action and an initial remedial investigation at the site, and to take additional response actions at the site, including a feasibility study and, if necessary, soil and groundwater remedial action, that may be required pursuant to consent orders that may be entered into among the PRP groups and the DEHNR. The Company has been defined by the PRP groups as a small generator of hazardous substances shipped to the site and is referred to as a "De Minimis" party. As a De Minimis party, the Company's proportionate share of costs incurred by the PRP groups to comply with response actions required by the DEHNR have been insignificant. With respect to the Seaboard site, the Company contributed 1,100 gallons of waste of a total of 19 million gallons. The Company executed a buy-out agreement with respect to a Phase I clean-up (the cost of which aggregated $3.753 million) at a buy-out price of $423. The aggregate cost of a Phase II remedial investigation and remediation and the cost of post Phase I response actions are estimated to be $28.5 million. The Company has received notification that it will be able to execute a buy-out agreement with respect to the remedial investigation and remediation at a buy-out cost of approximately $8,200. The Company believes, but cannot assure, based on information presently available to the Company, that its proportionate share of costs incurred by the PRP groups in connection with additional response actions that may be required will not be material.

     The Company has also been notified that it is a PRP that may be liable for response actions at the Galaxy/Spectron Superfund Site in Elkton, Maryland. The Company, however, is a De Minimis party with respect to this site, and its proportionate share of costs to undertake response actions, the Company believes, will likely be insignificant. The Company contributed 770 gallons of waste to the site, but has not received any information with respect to the total number of gallons contributed to the site by other PRPs. The Company has, however, received notification that the De Minimis parties will be able to buy out and obtain a release from any further clean-up liability at the site at a cost presently estimated at $3.70 per gallon of contributed waste, which would amount to $2,849 with respect to the Company's contribution. The Company has not incurred any costs with respect to this site and believes that its ultimate costs will not be material.

     The Company has accrued environmental costs amounting to $12,948 in its consolidated financial statements at March 29, 1996. Based on information available to the Company, the Company believes that such loss accrual is adequate to provide for the above-described environmental contingencies.
However, there is no assurance that such estimate will not be revised in the future upon receipt of additional information or that any such additional estimated loss accruals will not have a material adverse affect on the Company's results of operations or financial position. Furthermore, the Company's potential liability with respect to the above matters may not limited to its proportionate share of hazardous waste contributed to the sites. To the extent that other PRPs are unable to pay, and if the large generator PRPs are unable to bear the cost of remedial actions, the amount that the Company would be required to pay in connection with future remedial actions could increase to amounts that would be material to the Company.

Government Regulation

     The Company's operations are subject to certain Federal, state and local regulatory requirements relating to environmental, waste management, health and safety matters. Management believes that the Company's business is operated in compliance with applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies which pertain to health and safety in the work place and the use, discharge and storage of chemicals employed in its operations, respectively. Current costs of compliance with such regulations are not material to the Company. However, the adoption of new or modified requirements not presently anticipated could create additional expense for the Company.

     Certain of the Company's products must comply with FCC rules. The FCC regulates under Part 15 of its rules the operation and marketing of devices which emit radiofrequency energy, whether intentionally or unintentionally, and which do not require an individual license. The marketing of such devices is also regulated under Part 2 of the FCC's rules. The FCC regulates the direct connection of terminal equipment to the public switched telephone network and the marketing of such equipment under Part 68 of its rules. Parts 15 and 68 establish technical standards and procedural and labeling requirements for equipment subject to these rules. Certain modifications to equipment subject to these rules must also comply with these technical standards and procedural and labeling requirements. Manufacturers of products subject to Part 68 also must implement a continuing compliance program under which products currently in production must be tested every six months to assure continued compliance with the applicable technical standards.

     Coin-line products operated in a regulated mode by the RBOCs are exempt from the requirements of Part 68 but may be subject to Part 15 if they emit radiofrequency energy. In addition, certain types of devices sold as components or subassemblies are exempt from the technical standards and procedural and labeling requirements of Parts 15 and 68. If such components or subassemblies are incorporated into and marketed as part of systems or sets subject to Part 15 or Part 68, however, such systems or sets must comply with the applicable rules. As described in more detail below, the Company has not complied fully with the requirements of Parts 15 and 68.

     The vast majority of the Company's payphone products are coin-line products operated in a regulated mode by RBOCs which are exempt from registration under
Part 68 of the FCC's rules. However, the Company is required to verify through testing that these products comply with the radiofrequency radiation standards set forth in Part 15 of the FCC's rules. The Company has completed the verification process for some but not all of its currently marketed coin-line products and is in the process of verifying those coin-line products which were not previously verified.

     The Company's  Gemini product is subject to the  verification  procedure of
Part 15 of the FCC's rules and is subject to Part 68 of the rules when marketed by the Company to private payphone operators as part of a completed set operating in the deregulated mode. Although most of the Gemini products have been sold to regulated telephone companies and are therefore exempt from Part 68, the Company has sold Gemini products in small quantities to private payphone operators. The Gemini product has undergone a number of revisions intended to improve its performance. An earlier revision of the Gemini product was verified under Part 15 and registered under Part 68, and a modification to the product was registered in July 1993. Subsequent modifications to this product have not been registered or verified, and the Company has not conducted continuing compliance tests on these later versions of the product and has not supplied the required labels on completed sets. The Company is in the process of verifying and registering the revisions of the Gemini product currently installed by private payphone operators, preparing labels to be affixed to completed sets sold to private payphone operators, and reactivating its continuing compliance program.

     The Company's InMate product is subject to the requirements of Part 15 and 68 of the FCC's rules. The product was verified in July 1991 and registered in August 1992. The last continuing compliance test was conducted on the InMate product in March 1993. The Company is in the process of updating the verification and registration and preparing labels for this product.

     The Company is currently reviewing the compliance status of all of its payphone products and may discover additional instances in which a product subject to Part 15 or Part 68 has not been verified or registered or has not been subjected to continuing compliance testing. The Company intends through this process to bring all of its products into full compliance with the FCC's rules. The FCC has authority under the Communications Act of 1934, as amended, and its rules to impose penalties for non-compliance with the requirements of Parts 15 and 68. These penalties may include, from least to most severe, issuing a letter of admonition, imposing a fine, or revoking a registration. The Company, through its counsel, has had informal discussions with staff members of the FCC concerning the penalties, if any, the FCC would be likely to impose for instances of non-compliance, such as the Company's, with Parts 15 and 68 of the rules. Although these discussions were in general terms and are non-binding on the FCC, the Company believes that the FCC is not likely to impose penalties upon the Company for its non-compliance with the rules and that in the event penalties were imposed by the FCC, such penalties would not have a material adverse impact upon the Company. The Company bases this belief on the small percentage  of the  Company's  products  subject  to the  Part  68  registration requirement, the Company's overall history of compliance, the Company's self-discovery and self-disclosure to the FCC of instances of non-compliance, and the Company's implementation of remedial measures to ensure full compliance with the rules.

     The Company's customers in the United States, the local exchange carriers, operate in an industry that is subject to extensive regulation by the FCC and state regulatory agencies. Most state public utility commissions have established rules and regulations governing intrastate telecommunication services, including provision of pay telephone service.

     The Company believes that the regulatory climate in the United States over recent years has begun to influence the RBOCs deployment of public communication products. The Company also believes that the RBOCs have begun to upgrade their payphone base with smart products that reduce their cost of management, maintenance and coin administration and that include revenue enhancement features. The deployment and business strategies of the public communication divisions of the RBOCs have affected and will continue to affect the Company's business. To the extent that these business strategies were to change, for regulatory reasons or otherwise, the Company's prospects would be materially and adversely affected. On February 8, 1996, the President signed into law the Telecommunications Act of 1996, which deregulates many elements of the telecommunications industry as a means of stimulating competition. This deregulation could affect the payphone products industry. Although the Company believes that deregulation generally will benefit the Company, there can be no assurance that the Company will benefit from deregulation or that it will not be adversely affected by deregulation. See "The Public Payphone Industry--Domestic Regulatory Outlook," above.

     Although dramatic regulatory changes, particularly those created by recent legislative actions (see "The Public Communications Industry," above), have occurred and may continue to occur, the Company believes that the telecommunications industry will continue to be regulated in some form by Federal and/or state authorities. There can be no assurance that changes in regulations affecting the telecommunications industry, if proposed and adopted, would not have an adverse impact on the operations of the Company's customers and, therefore, on the operations of the Company.

Item 2.   PROPERTIES

     The Company's administration, sales, marketing and engineering activities are located at its headquarters in approximately 11,800 square feet of office space, the lease for which expires on December 31, 1997.

     The Company's payphone assembly operations, low-density printed circuit board assembly operations and its repair, refurbishment and conversion service operations are performed at two leased facilities, consisting of an approximately 100,000 square-foot facility in Paducah, Kentucky and an approximately 53,400 square-foot facility in Orange, Virginia.

     The Company's Paducah, Kentucky facility is leased pursuant to the terms of a capital lease dated November 30, 1990. The lease has an initial term of five and one-half years and is renewable for two additional five-year periods beginning May 31, 1996. In March 1996, the initial five and one-half year term of the lease agreement was extended by a year pursuant to the terms of a letter agreement. The Company has an option to acquire the facility at the end of the lease term, including the renewal periods, at a cost of $10,000.

     The Orange, Virginia facility is leased pursuant to the terms of an operating lease agreement dated August 1, 1986. The lease had an initial term of five years and was renewed for an additional five-year term on August 1, 1991. The lease agreement expires on July 31, 1996.

     The Company believes its facilities are adequate for its business.

Item 3.   LEGAL PROCEEDINGS AND DISPUTES

     On July 5, 1994, Multitek Circuitronics, Inc. ("Multitek") filed suit against the Company in United States District Court for the Northern District of Illinois Eastern Division to collect unpaid obligations of approximately $400,000. The Company disputes that any sums are owed and claims that Multitek supplied defective printed circuit boards to the Company and one of its contract manufacturers that contributed to the termination of a first generation smart product sales agreement between the Company and one of its then significant RBOC customers in fiscal 1994. Management intends to defend and pursue the Company's positions vigorously. There is no assurance, however, that the suit can be resolved in the Company's favor. The unpaid obligations, however, have been recorded in the Company's financial statements. Accordingly, it is the opinion of management of the Company that the ultimate disposition of the proceeding, even if unfavorable to the Company, will not have an adverse material effect on the Company's results of operations or financial position.

     In October 1994, the contract manufacturer that delivered the defective first generation smart products to the Company (see Item 1 "Business--Changing Product Mix") discontinued operations prior to the scheduled contract termination date. In April 1995, the contract manufacturer formally terminated the Company's manufacturing contract as of the scheduled termination date. Pursuant to the terms of the manufacturing contract, the Company was committed to acquire the manufacturer's inventories related to the Company's products. The Company is presently involved in a dispute with the contract manufacturer with respect to such inventories, which approximate $l million, unpaid obligations of the Company of approximately $265,000, unpaid obligations of the contract manufacturer of approximately $125,000 due to the Company, and other matters including an alleged claim of lost profits by the contract manufacturer of approximately $916,000 related to the Company's minimum contract purchase commitment and alleged claims of lost business and expenses of the Company due to the delivery of defective products and the termination of a significant smart product sales agreement (see Item 1 "Business--Changing Product Mix," above). The Company is attempting to settle the dispute with the manufacturer and claims that the manufacturer supplied defective product and that it breached the agreement by discontinuing operations prior to the scheduled termination date. However, there is no assurance that the dispute can be settled in the Company's favor, or at all. Also, there is no assurance that the dispute will not escalate into litigation. Should the dispute escalate into litigation, the Company intends to defend and pursue its positions vigorously. However, there is no assurance that the outcome of the dispute or potential litigation related thereto will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 1996.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Units, Common Stock and Redeemable Warrants were listed on The Nasdaq Small Cap Market tier of The Nasdaq Market under the symbols "TSGIU," "TSGI" and TSGIW effective May 10, 1996. Prior to May 10, 1996, there was no public trading market for the Units, the Common Stock or the Redeemable Warrants. There can be no assurance that a regular trading market for the Units, the Common Stock or the Redeemable Warrants will develop or that, if developed, will be sustained. The market price of the Units, the Common Stock and Redeemable Warrants may be highly volatile as has been the case with securities of many emerging companies. Factors such as the Company's operating results, announcements by competitors of new products or contracts, or the activities of the RBOCs may significantly impact the market price of the Units, the Common Stock and Redeemable Warrants.

     The high and low bid quotations of the Units, Common Stock and Redeemable Warrants for the period May 10, 1996 to May 31, 1996 were as follows:

                                             High               Low
                                             ----               ---
               Units                         13 1/2             9
               Common stock                  12 3/8            10 1/8
               Redeemable warrants            2 1/8             1 5/8

     The quotations set forth above represent prices between dealers and exclude commissions, mark-ups or mark-downs and do not necessarily represent actual transactions.

     As of May 31, 1996, the Company had six common stockholders of record. However, the Company believes that there are over 400 beneficial owners of its Common Stock at March 31, 1996.

     The Company has never paid any cash dividends on its Common Stock and does not currently intend to pay cash dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the continued growth of its business. Pursuant to the terms of a Loan and Security Agreement between the Company and its bank (the "Loan Agreement"), the Company is prohibited from paying cash dividends or other distributions on capital stock, except stock distributions. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Item 6.   SELECTED FINANCIAL DATA

     On October 31, 1994, TSG Acquisition Corp. acquired all of the outstanding capital stock of the Company for aggregate consideration of $3,500,000 including contingent consideration of $329,709 placed in escrow and distributed to former stockholders in September 1995. The consideration consisted of $3,004,000 to acquire the outstanding capital stock of the Company and $496,000 to retire a $400,000 subordinated master promissory note payable to former stockholders and related accrued interest and preference fees of $96,000. Aggregate cash payments to former stockholders, including the contingent consideration and the retirement of the subordinated master promissory note, accrued interest and preference fees of $496,000, amounted to $3,222,090. Consideration of $277,910 was withheld from amounts paid to former stockholders to pay certain liabilities of the Company. Contingent consideration consisting of cash of $230,117 and a subordinated note of the Company in the principal amount of $99,592 was placed in escrow and distributed to former stockholders in September 1995. The Acquisition was accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price of $3,170,291, exclusive of contingent consideration, was pushed down and allocated to the net assets acquired based upon their fair values. The excess of the purchase price over the estimated fair value of the net assets acquired of $3,853,877 was recorded as goodwill. Upon distribution of the escrow consideration in September 1995, the aggregate purchase price was increased to $3,500,000, which increased the excess purchase price over the estimated fair value of net assets acquired and recorded as goodwill by $329,709. Prior to the Acquisition, the Company is sometimes referred to the "Predecessor."

     The selected financial data presented herein for the years ended April 3, 1992, April 2, 1993 and April 1, 1994, seven months ended October 30, 1994, five months ended March 31, 1995 and year ended March 29, 1996 has been derived from the Company's and the Predecessor's audited consolidated financial statements. The selected financial data for periods prior to October 30, 1994 relates to the Predecessor and for periods subsequent to October 30, 1994 relates to the Company. The financial data for the Predecessor is not comparable in certain respects to the financial data of the Company due to the effects of the Acquisition. The selected financial data presented herein should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, including the notes thereto, of the Company and the Predecessor included elsewhere herein. The audited consolidated financial statements of the Company as of and for the years ended April 3, 1992 and April 2, 1993 and as of April 1, 1994 and the Accountants' Reports thereon are not included herein.

     The following schedule sets forth a summary of selected financial data for the five fiscal years ended March 29, 1996.

Statement of Operations Data

                                                               Predecessor                                       Company
                                       ------------------------------------------------------------    ----------------------------
                                                         Year Ended                    Seven Months    Five Months
                                       --------------------------------------------       Ended           Ended         Year Ended
                                         April 3,         April 2,       April 1,       October 30,      March 31,       March 29,
                                           1992            1993            1994            1994            1995            1996
                                       ------------    ------------    ------------    ------------    ------------    ------------
Net sales                              $ 29,310,095    $ 30,535,968    $ 31,048,706    $ 11,108,653    $  9,161,359    $ 33,201,686
Cost of goods sold                       22,330,551      24,083,319      25,761,831       9,176,134       8,226,245      26,082,055
General and administrative
  expenses                                3,846,972       3,333,996       3,476,932       1,742,324         850,069       2,204,915
Marketing and selling
  expenses                                1,412,598       1,865,134       1,748,814         366,464         371,757       1,290,349
Engineering, research and
  development expenses                    1,633,948       2,241,552       2,009,524         457,553         480,495       1,197,183
Restructuring charges
  (credits)                                    --              --         2,570,652        (534,092)           --              --
Litigation settlement                          --              --              --          (261,022)           --              --
Loss provision (1)                          603,015            --              --              --              --              --
Interest expense                            985,794         809,589         911,821         599,276         356,624         941,261
Other (income) expense                       68,749         200,875          54,557         (14,618)        (58,250)        (17,763)
Income (loss) before taxes               (1,571,532)     (1,998,497)     (5,485,425)       (423,366)     (1,065,581)      1,503,686
Income tax provision                        (63,300)           --              --              --              --          (326,315)
Net income (loss)                      $ (1,634,832)   $ (1,998,497)   $ (5,485,425)   $   (423,366)   $ (1,065,581)   $  1,177,371
Income (loss) per common
  and common equivalent
  share (2) (3)                                                                                        $      (0.30)         $ 0.30
Weighted average number
  of common equivalent
  shares outstanding                                                                                      3,541,778       3,870,889



(1) During the year ended April 3, 1992, the Company recorded a loss provision of $603,015 as a result of an uncertainty with respect to the collection of notes and advances receivable from the former general manager of the Company's Taiwan division and a supplier affiliated with the general manager. These notes and advances receivable were written off during fiscal 1994 upon settlement of litigation between the Company and the former general manager and the supplier.

(2) Assuming the Acquisition had occurred on April 2, 1994, the Company's and the Predecessor's net loss for the year ended March 31, 1995 would have approximated $1,599,000, or ($.45) per common and common equivalent share outstanding of 3,541,778 shares.

(3) Income (loss) per common and common equivalent share and the weighted average number of common equivalent shares outstanding are not presented for periods prior to the five months ended March 31, 1995 since such data is not meaningful for periods prior to the Acquisition on October 31, 1994.

Balance Sheet Data


                                                                 Predecessor                                      Company
                                        ------------------------------------------------------------    ----------------------------
                                           April 3,        April 2,       April 1,       October 30,      March 31,       March 29,
                                             1992          1993(1)          1994            1994            1995            1996
                                        ------------    ------------    ------------    ------------    ------------    ------------
Current assets                          $ 11,415,601    $ 14,213,270    $  9,742,477    $  7,579,857    $  8,551,369    $ 12,741,489
Total assets                              16,453,263      18,868,906      13,421,291      10,397,376      15,669,648      19,633,764
Borrowings under revolving
  credit agreement                         4,112,692       6,727,726       5,352,040       1,660,965         970,197            --
Current maturities under
  long-term debt and capital
  lease obligations (2)                      778,598         827,198       1,283,792         877,557         813,917         118,444
Current liabilities                        8,532,628      12,942,935      13,006,714       8,190,910       6,856,802       8,347,509
Working capital (deficit)                  2,882,973       1,270,335      (3,264,237)       (611,053)      1,694,567       4,393,980
Long-term debt and capital
  lease obligations (3) (4)                2,062,671       2,068,287         957,104       3,627,596       3,532,867       3,414,586
Long-term borrowings
  under revolving credit
  agreement (5)                                 --              --              --              --              --         1,093,735
Notes payable to
  stockholders (4)                              --              --              --           400,000       2,800,000       2,800,000
Other liabilities                               --              --           862,517            --           375,000         378,198
Total liabilities                         10,595,299      15,011,222      14,826,335      12,218,506      13,564,669      16,034,028
Retained earnings (deficit)              (16,965,987)    (18,964,484)    (24,449,909)    (24,873,275)     (1,065,581)        111,790
Stockholders' equity (deficit)          $  5,857,964    $  3,857,684    $ (1,405,044)   $ (1,821,130)   $  2,104,979    $  3,599,736




(1) A note receivable from a former executive in the amount of $250,000 at April 3, 1992 has been reclassified to conform with the presentation used at April 2, 1993.

(2) Current maturities under long-term debt and capital lease obligations at April 1, 1994 includes subordinated notes payable to stockholders of $400,000 which were retired in connection with the Acquisition. See Item 7
     - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Borrowings under the revolving credit agreement at March 29, 1996 were repaid from a portion of the proceeds from an initial public offering of securities in May 1996. Accordingly, such borrowings are classified as a long-term obligation at March 29, 1996. See Item 8 - "Financial Statements and Financial Statement Schedules" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4) Indebtedness under a bank term note in the amount of $2,200,000 and notes payable to stockholders of $2,800,000 outstanding at March 29, 1996 were repaid from a portion of the proceeds from an initial public offering of securities in May 1996. See Item 8 - "Financial Statements and Financial Statement Schedule" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(5) Indebtedness under a bank term note in the amount of $309,524 outstanding at March 29, 1996 was repaid from a portion of the proceeds from an initial public offering of securities in May 1996. Accordingly, such indebtedness is classified as a long-term obligation at March 29, 1996. See Item 8 - "Financial Statements and Financial Statement Schedules" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following sets forth a summary of selected statements of operations data (unaudited) for the quarter ended July 1, 1994, quarter ended September 30, 1994, month ended October 30, 1994, two months ended December 31, 1994 and quarter ended March 31, 1995:

                                             Predecessor                                         Company
                          --------------------------------------------------         -------------------------------
                                  Quarter Ended                  One Month           Two Months            Quarter
                          ------------------------------           Ended                Ended                Ended
                            July 1,         September 30,        October 30,         December 31,          March 31,
                            1994 (1)            1994 (2)            1994 (3)            1994 (4)            1995 (4)
                          -----------        -----------         -----------         -----------         -----------
Net sales                 $ 4,862,795        $ 5,045,289         $ 1,200,569         $ 3,261,335         $ 5,900,024
Net income (loss)         $     1,390        $  (357,752)        $   (67,004)        $  (389,036)        $  (676,545)

(1) Includes a gain of $261,022 from the settlement of litigation. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Includes restructuring credits of $25,493. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Includes restructuring credits of $508,599. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4) Includes the effects of the Acquisition. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following sets forth a summary of selected statements of operations data (unaudited) for the quarters ended June 30, 1995, September 29, 1995, December 29, 1995 and March 29, 1996:

                                             Quarter Ended (1)
                          ------------------------------------------------------
                            June 30,    September 29,  December 29,   March 29,
                             1995            1995          1995         1996 (2)
                          -----------    -----------   -----------   -----------
Net sales                 $ 6,354,145    $ 7,737,680   $ 9,585,664   $ 9,524,197
Net income (loss)         $  (230,658)   $   236,104   $   654,957   $   516,968

(1) Includes the effects of the Acquisition. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Net income for the quarter ended March 29, 1996 reflects an income tax provision of $326,315. There was no provision for income taxes during the quarters ended June 30, 1995, September 29, 1995 and December 29, 1995. See
     Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Item 6 - "Selected Financial Data" and the consolidated financial statements of the Company and the notes thereto included elsewhere herein.

Forward Looking Statements

     This report contains certain forward looking statements concerning the Company's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified under Item 1 - "Business" and elsewhere herein.

General

     On October 31, 1994, TSG Acquisition Corp. acquired all of the outstanding capital stock of the Company pursuant to the Plan of Merger for aggregate consideration of $3,170,291, exclusive of contingent consideration of $329,709 placed in escrow. The Acquisition was accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was "pushed down" and allocated to the net assets acquired based upon their fair values. The excess of the purchase price over the estimated fair value of the net assets acquired of $3,853,877 was recorded as goodwill. The escrow consideration, the distribution of which was contingent upon compliance with indemnification provisions set forth in the Plan of Merger, was distributed to former stockholders in September 1995. Upon distribution of the escrow consideration, the aggregate purchase price became $3,500,000, which increased the excess of the purchase price over the estimated fair value of net assets acquired and recorded as goodwill by $329,709. See the Company's consolidated financial statements and the notes thereto included elsewhere herein.

     In conjunction with the Acquisition, TSG Acquisition Corp. was merged into the Company. The outstanding shares of the Company's capital stock were cancelled and the outstanding shares of capital stock of TSG Acquisition Corp. were exchanged for one share of the Company's common stock, $.05 par value (the "merger share"). In addition, on October 31, 1994, the Company amended its Certificate of Incorporation to reflect authorized capital consisting of 10 million shares of common stock, $.01 par value, and 100,000 shares of preferred stock, $100 par value. Further, the Company entered into an investment agreement with Wexford and certain former stockholders (collectively the "investors"). Pursuant to that investment agreement, the Company issued 3.5 million shares of Common Stock in exchange for the merger share. Also, the Company borrowed $2.8 million from Wexford and Acor S.A. and issued the Affiliate Notes to such persons. See Item 1 - "Business--Development of the Company."

     The accompanying analysis compares the results of operations of the Predecessor for the years ended April 1, 1994 and April 2, 1993, the combined results of operations of the Company and the Predecessor for the year ended March 31, 1995 and the Predecessor for the year ended April 1, 1994, and the results of operations of the Company for the year ended March 29, 1996 and the combined results of operations of the Predecessor and the Company for the year ended March 31, 1995.

     Because of the Acquisition, certain financial information described below is not comparable in all respects. In addition, comparability is affected because of certain purchase accounting adjustments made by the Company on October 31, 1994. The purchase accounting adjustments made by the Company at October 31, 1994 consisted of: (i) a net decrease in inventories of $44,734 consisting of a reduction of $491,397 attributable to a change in the method used to estimate the amount of manufacturing overhead included in inventories to a method based on labor factors rather than a method based upon a combination of labor and material factors, offset by an increase in the basis of inventories of $446,664 to reflect their estimated net realizable value; (ii) an increase in the basis of property and equipment of $382,733 to reflect their estimated fair value; (iii) an increase in debt obligations of $106,275 to reflect present values of amounts to be paid determined at current interest rates; (iv) a net increase in accrued liabilities of $124,859 to reflect the acquisition expenses of TSG Acquisition Corp. to be paid by the Company, offset by a reduction of accrued interest and preference fees of $96,000 retired in connection with the Acquisition; (v) a reduction in accrued restructuring charges of $202,910 retired in connection with the Acquisition; (vi) a reduction of notes payable to stockholders of $400,000 retired in connection with the Acquisition; (vii) a net increase in other assets of $429,728 consisting of an increase in identifiable intangible assets (consisting of product software, patents, customer contracts, and unpatented technology) of $584,095 to reflect their estimated fair values, offset by a reduction in goodwill and deferred debt issuance expenses of $154,367 recorded by the Predecessor; and (viii) an increase in goodwill related to the Acquisition of $3,853,877. The principal impacts of the purchase accounting adjustments on the Company's results of operations for the five months ended March 31, 1995 consisted of a slight increase in depreciation due to the increase in the basis of property and equipment and their estimated useful lives, an increase in amortization expense of approximately $100,000 due to the net increase in the basis of intangible assets, including goodwill, and their estimated useful lives, and an increase in cost of goods sold of approximately $235,000 due to the revaluation of inventories. The change in the method used to estimate the amount of manufacturing overhead included in inventories did not have a significant effect on the Company's results of operations for the five months ended March 31, 1995.

Results of Operations

Year Ended March 29, 1996 Compared to the Year Ended March 31, 1995

     Sales increased by $12,931,674 or 64%, to $33,201,686 for the year ended March 29, 1996 (fiscal 1996) from $20,270,012 ($11,108,653 for the Predecessor for seven months ended October 30, 1994 and $9,161,359 for the Company for the five months ended March 31, 1995) for the year ended March 31, 1995 (fiscal
1995). Sales of smart payphone products and components during fiscal 1996 approximated $21.8 million as compared to approximately $6.6 million during fiscal 1995. Sales attributable to refurbishment and conversion services and related payphone components approximated $10.6 million during fiscal 1996 as compared to approximately $12.3 million during fiscal 1995. Sales of wireless payphone products and components consisting primarily of export sales approximated $856,000 during fiscal 1996 as compared to approximately $1.4 million during fiscal 1995. The $15.2 million increase in sales of smart payphone products and components during fiscal 1996 as compared to fiscal 1995 is primarily attributable to an increase in GemStar, Gemini and electronic lock sales volume pursuant to sales agreements entered into in December 1994 and December 1995. See Item 1 - "Business--Sales and Markets--Domestic" and "Changing Product Mix." Sales attributable to GemStar, Gemini and electronic lock products were offset by a reduction in sales volume of Inmate products, which the Company believes is primarily attributable to the saturation of the inmate institution market. The 14% decline in sales attributable to refurbishment and conversion services and related payphone components during fiscal 1996 as compared to fiscal 1995 is primarily attributable to a reduction in the volume of the Company's service business. The Company believes that programs instituted by the RBOCs to convert their installed base of public payphones to smart configurations as well as competition has and may continue to have an adverse impact on the Company's service business. The decline in the Company's wireless product sales during fiscal 1996 as compared to fiscal 1995 is primarily due to a decrease in export volume to Mexico, which is attributable to the devaluation of the Mexican peso during fiscal 1995. The Company believes, but cannot ensure, that the economic conditions in Mexico will stabilize, and that the Company will re-establish its export sales to Mexico during fiscal 1997.

     Cost of products sold increased by $8,679,676, or 50%, to $26,082,055 (79% of sales) during fiscal 1996 as compared to $17,402,379 ($9,176,134 for the Predecessor for the seven months ended October 30, 1994 and $8,226,245 for the Company for the five months ended March 31, 1994) or 86% of sales during fiscal 1995. The increase in cost of products sold is primarily attributable to the 64% increase in sales during fiscal 1996 as compared to fiscal 1995. Production costs as a percentage of sales declined to 79% during fiscal 1996 as compared to 86% during fiscal 1995 as a result of the increase in volume. In addition, during the five months ended March 31, 1995, the Company accrued damages of $200,000 attributable to a product recall initiated in April 1995 (see "Liquidity and Capital Resources," below). Purchase adjustments from the revaluation of inventories in connection with the Acquisition had the impact of increasing cost of goods sold by $226,000 and $221,000 during the five months ended March 31, 1995 and year ended March 29, 1996, respectively.

     General and administrative expenses decreased by $387,478, or 15%, to $2,204,915 during fiscal 1996 from $2,592,393 ($1,742,324 for the Predecessor for the seven months ended October 30, 1994 and $850,069 for the Company for the five months ended March 31, 1995) during fiscal 1995. The decline in general and administrative expenses is primarily related to cost reductions associated with the Restructuring (see Item 1 "Business--Development of the Company") and expenses of $166,000 incurred by the Predecessor during the seven months ended October 30, 1994 in connection with the Acquisition. Amortization of goodwill and other intangible assets recorded in connection with the Acquisition approximated $253,000 during fiscal 1996 as compared to approximately $100,000 during the five months ended March 31, 1995.

     Marketing and selling expenses increased by $552,128, or 75%, to $1,290,349 during fiscal 1996 as compared to $738,221 ($366,464 for the Predecessor for the seven months ended October 30, 1994 and $371,757 for the Company for the five months ended March 31, 1995) during fiscal 1995. The increase is primarily due to royalties attributable to sales of GemStar and Gemini products, and an elimination of royalties during the first six months of fiscal 1995 pursuant to a November 9, 1994 amendment to the royalty provisions of an asset purchase agreement dated January 11, 1991.

     Engineering, research and development expenses increased by $259,135, or 28%, to $1,197,183 during fiscal 1996 as compared to $938,048 ($457,553 for the
Predecessor for the seven months ended October 30, 1994 and $480,495 for the Company for the five months ended March 31, 1995) during fiscal 1995 primarily due to an expansion of engineering resources and product development activities.

     During the five months ended March 31, 1995, the Company settled severance obligations pursuant to employment contracts terminated in fiscal 1994 and negotiated the termination of certain non-cancelable lease obligations with respect to facilities closed in connection with the Restructuring. The severance and lease obligations were settled on terms more favorable than estimated during the year ended April 1, 1994, which resulted in the recognition of restructuring credits of $248,684 and $274,659, respectively, during the seven months ended October 30, 1994. Restructuring credits recognized during the seven months ended October 30, 1994 aggregated $534,092.

     During the seven months ended October 30, 1994, the Company settled litigation against a supplier to recover costs and damages attributable to defective components supplied to the Company, and realized a gain of approximately $261,000, net of legal fees of $56,000.

     Interest expense decreased to $941,261 during fiscal 1996 as compared to $955,900 ($599,276 for the Predecessor for the seven months ended October 30, 1994 and $356,624 for the Company for the five months ended March 31, 1995) during fiscal 1995 primarily due to a 3/4% reduction of the interest rate under the Loan and Security Agreement between the Company and its bank that became effective on October 31, 1994, the impact of which was offset by the Affiliate Notes issued on October 31, 1994.

     The Company generated income before taxes of $1,503,686 during fiscal 1996 as compared to a net loss of $1,488,947 ($423,366 for Predecessor for the seven months ended October 30, 1994 and $1,065,581 for the Company for the five months ended March 31, 1995) during fiscal 1995. The results of the Predecessor during the seven months ended October 30, 1994 includes a gain from the recognition of a litigation settlement of $261,022, restructuring credits of $534,092 and acquisition expenses of $166,000. The results of the Company during fiscal 1996 include the effects of the Acquisition consisting primarily of amortization of intangible assets, including goodwill, of $253,000 and an increase in cost of goods sold of approximately $221,000. The results of operations of the Company for the five months ended March 31, 1995 also included effects of the Acquisition consisting primarily of amortization of intangible assets of approximately $100,000 and an increase in cost of goods sold of approximately $226,000.

     During fiscal 1996, the Company recorded an income tax provision of $326,315 on pre-tax income of $1,503,686, which resulted in net income of $1,177,371. Benefits of net operating loss carryforwards used to offset current taxable income during fiscal 1996 aggregated $334,985. Benefits of acquired deferred tax assets aggregating $211,193 during fiscal 1996, including benefits of acquired net operating loss carryforwards of $101,993, were used to reduce goodwill. There was no tax provision during fiscal 1995 as a result of the reported net loss of $1,488,947.

Year Ended March 31, 1995 Compared to the Year Ended April 1, 1994

     Sales declined by $10,778,694 or 35%, to $20,270,012  ($11,108,653  for the
Predecessor during the seven months ended October 30, 1994 and $9,161,359 for the Company during the five months ended March 31, 1995) for the year ended March 31, 1995 (fiscal 1995) from $31,048,706 during the year ended April 1, 1994 (fiscal 1994). Sales of smart payphone products and components during fiscal 1995 approximated $6.6 million as compared to $9.0 million during fiscal 1994. Sales attributable to refurbishment and conversion services and related payphone components approximated $12.3 million during fiscal 1995 versus $21.2 million during fiscal 1994. Sales of wireless payphone products and components consisting primarily of export sales approximated $1.4 million in fiscal 1995 versus $833,000 in fiscal 1994. The 27% decline in sales of smart payphone products and components and the 42% decline in sales attributable to refurbishment and conversion services and related payphone components resulted primarily from a decrease in the volume of business due to the termination of a sales agreement for a first generation smart product and the non-renewal of a refurbishment sales agreement between the Company and one of the RBOCs during the latter part of 1994 (see Item 1 - "Business--Changing Product Mix"). The volume reductions in fiscal 1995 resulting from the termination and non-renewal of these agreements were offset somewhat by sales under the terms of a sales agreement between the Company and one of the RBOCs executed in December 1994 (see Item 1 - "Business--Sales and Markets--Domestic" and Item 1 "Changing Product Mix"). Sales pursuant to the terms of this agreement during the five months ended March 31, 1995 approximated $2.6 million. The increase in the Company's wireless product sales in fiscal 1995 as compared to fiscal 1994 is attributable to an increase in export volume. However, during the third quarter of fiscal 1995, the devaluation of the Mexican peso had an adverse impact on export sales to one of the Company's primary foreign customers.

     Cost of products sold decreased by $8,359,452, or 32%, to $17,402,379 ($9,176,134 for the Predecessor during the seven months ended October 30, 1994 and $8,226,245 for the Company during the five months ended March 31, 1995) in fiscal 1995 as compared to fiscal 1994 and represented 86% of sales in fiscal 1995 versus 83% of sales in fiscal 1994. The decrease in cost of products sold is primarily attributable to a 35% decrease in sales, which was offset by a net increase in production costs during fiscal 1995. Higher production costs as a percentage of sales, damages of $200,000 attributable to a product recall initiated in April 1995 (see "Liquidity and Capital Resources," below) and the effects of the Acquisition consisting primarily of an increase in cost of goods sold of approximately $235,000 for the five months ended March 31, 1995 offset decreases in provisions for obsolete and excess inventory of approximately $758,000 and warranty expense of approximately $347,000 related to reserves established in fiscal 1994.

     In connection with the Restructuring initiated during fiscal 1994, the Company closed one of its manufacturing facilities, three satellite office locations and relocated its corporate headquarters from Pennsylvania to Georgia. Primarily as a result of the Restructuring, the Company's general and administrative personnel and other operating expenses declined by $884,539, or 25%, to $2,592,393 ($1,742,324 for the Predecessor during the seven months ended October 30, 1994 and $850,069 for the Company during the five months ended March 31, 1995) in fiscal 1995 as compared to $3,476,932 in fiscal 1994. Cost reductions attributable to the Restructuring were offset somewhat by Acquisition expenses of approximately $166,000 during the seven months ended October 30, 1994 and amortization expense of approximately $100,000 during the five months ended March 31, 1995.

     Marketing and selling expenses declined by $1,010,593, or 58%, to $738,221 ($366,464 for the Predecessor during the seven months ended October 30, 1994 and $371,757 for the Company during the five months ended March 31, 1995) in fiscal 1995 as compared to $1,748,814 during fiscal 1994. This reduction in marketing and selling expenses is attributable to personnel and other operating expense reductions resulting from the Restructuring and the curtailment of participation at trade shows during fiscal 1995. In addition, royalty expense during fiscal 1995 declined by approximately $188,000 as a result of an amendment to the royalty provisions of an asset purchase agreement dated January 11, 1991 that eliminated royalty obligations for the six months ended September 30, 1994.

     Engineering, research and development expenses declined by $1,071,476, or 53%, to $938,048 ($457,553 for the Predecessor during the seven months ended October 30, 1994 and $480,495 for the Company during the five months ended March 31, 1995) in fiscal 1995 as compared to $2,009,524 during fiscal 1994. The reduction in engineering, research and development expenses is attributable to personnel and other operating expense reductions resulting from the Restructuring and the refocus of research and development activities towards specific products which the Company believes, but cannot assure, have significant market potential.

     Interest expense increased by $44,079, or 5%, to $955,900 ($599,276 for the Predecessor during the seven months ended October 30, 1994 and $356,624 for the Company during the five months ended March 31, 1995) in fiscal 1995 from $911,821 in fiscal 1994 primarily as a result of interest and preference fees related to $400,000 of subordinated notes payable to former stockholders which were retired in connection with the Acquisition. Otherwise, interest rate fluctuations and a rate reduction associated with an October 31, 1994 amendment to the Loan and Security Agreement between the Company and its bank offset the impact of higher debt balances during fiscal 1995 as compared to fiscal 1994.

     As a result of the foregoing, the Company's net loss decreased by $3,996,478, from $5,485,425 in fiscal 1994 to $1,488,947 in fiscal 1995
($423,366 for the Predecessor during the seven months ended October 30, 1994 and $1,065,581 for the Company during the five months ended March 31, 1995). The results of the Predecessor during the seven months ended October 30, 1994 include the recognition of restructuring credits and the gain from recognition of the litigation settlement of $534,092 and $261,022, respectively, and expenses of approximately $166,000 incurred in connection with the Acquisition. The results of the Company during the five months ended March 31, 1995 included the recognition of product recall damages of $200,000 and the effects of the Acquisition consisting primarily of an increase in cost of goods sold of approximately $235,000 and amortization of intangible assets, including goodwill, of approximately $100,000.

Year Ended April 1, 1994 Compared to the Year Ended April 2, 1993

     Sales increased by $512,738, or 2%, to $31,048,706 during the year ended April 1, 1994 (fiscal 1994) from $30,535,968 during the year ended April 2, 1993 (fiscal 1993). Sales of smart payphone products and components during fiscal 1994 approximated $9.0 million as compared to $7.8 million during fiscal 1993. Sales attributable to refurbishment and conversion services and related payphone components approximated $21.2 million in fiscal 1994 versus $22.2 million in fiscal 1993. Sales of wireless payphone products and components consisting primarily of export sales approximated $833,000 in fiscal 1994 versus $584,000 million in fiscal 1993. The 15% increase in sales of smart payphone products and components in fiscal 1994 as compared to fiscal 1993 was primarily attributable to an increase in volume under a first generation smart product sales agreement with one of the Company's then significant RBOC customers. However, during the third quarter of fiscal 1994, the Company's sales volume under the terms of such sales agreement declined substantially and in the fourth quarter, the agreement was terminated by the RBOC (see Item 1 - "Business--Changing Product Mix"). The slight decline in sales attributable to refurbishment and conversion services and related payphone components from fiscal 1993 to fiscal 1994 was primarily attributable to lower service volumes, which was related to changes in customer business practices, as well as the non-renewal of one of the Company's significant refurbishment sales agreements during the latter part of fiscal 1994 (see Item 1 - "Business--Changing Product Mix"). The 43% increase in the Company's wireless product sales in fiscal 1994 as compared to fiscal 1993 is attributable to an increase in export volume to Mexico and the establishment of a distribution relationship in Korea. See Item 1 - "Business--Sales and Markets".

     Cost of products sold increased by $1,678,512, or 7%, in fiscal 1994 as compared to fiscal 1993 and represented 83% of sales in fiscal 1994 versus 79% of sales in fiscal 1993. The increase in cost of products sold is primarily attributable to the increase in sales and increases in provisions for obsolete and excess inventory of $989,000 and warranty expense of $250,000 related primarily to estimated losses attributable to the termination and non-renewal of the above-mentioned sales agreements and estimated additional warranty claims related to one of such contracts.

     General and administrative expenses increased by approximately 4% to $3,476,932 in fiscal 1994 from $3,333,996 in fiscal 1993. The increase is primarily related to an investigation into alleged environmental contamination at one of the Company's former facilities (see Item 1 - "Business--Potential Environmental Liabilities") and an increase in resources devoted to information systems.

     Marketing and selling expenses declined by approximately 6% to $1,748,814 in fiscal 1994 from $1,865,134 in fiscal 1993 primarily as a result of a reduction of international marketing activities initiated during fiscal 1993.

     Engineering, research and development expenses declined by approximately 10%, and represented 6.5% of sales in fiscal 1994 as compared 7.3% of sales in fiscal 1993. This reduction in engineering, research and development expenses is primarily related to a reduction of personnel associated with the development of certain wireless payphone products which were substantially completed in fiscal 1993 or curtailed in fiscal 1994.

     Interest expense increased by $102,232, or 13%, to $911,821 in fiscal 1994 from $809,589 in fiscal 1993 as a result of a slight increase in interest rates and an increase in average monthly debt balances under a revolving debt agreement between the Company and its bank. See "Liquidity and Capital Resources," below.

     In February 1994, the Company initiated the Restructuring to consolidate its business and reduce its costs and expenses. In connection with such restructuring, the Company recorded a restructuring charge of $2,570,652 consisting of estimated severance obligations and payments pursuant to the terms of terminated employment contracts of $1,089,251, loss provisions of $296,875 representing a note receivable and related accrued interest due from a former executive, estimated future noncancellable lease payments and write-downs of facility assets to estimated net realizable value of $894,526, a loss provision of $150,000 related to the termination of certain product lines and other estimated plant shut-down costs of $140,000.

     During fiscal 1993, the Company ceased efforts to market certain non-regulated payphone products and recorded a loss provision of $150,000 related to the write-down to estimated net realizable value of assets associated with the ability to provide rating capability to that segment of the payphone market. As a result, other charges declined from $200,875 in fiscal 1993 to $54,557 in fiscal 1994.

     As a result of the aforementioned cost and expense increases, consisting primarily of production costs and the fiscal 1994 restructuring charges, the Company's net loss increased by $3,486,928, from $1,998,497 in fiscal 1993 to $5,485,425 in fiscal 1994.

Liquidity and Capital Resources

Initial Public Offering

     During May 1996, the Company completed an initial public offering of 1,150,000 Units, each Unit consisting of one share of Common Stock and a Redeemable Warrant, at a price of $9.00 per Unit for gross proceeds of $10,350,000. Net proceeds received by the Company, after underwriting discounts and expenses of $1,231,887, amounted to $9,118,113. The Company has incurred other offering expenses of $338,372 as of March 29, 1996. These expenses have been deferred at March 29, 1996 and, together with offering expenses incurred subsequent to March 29, 1996, will be charged against the net proceeds of the offering.

     The net proceeds of the offering were initially used to repay then outstanding indebtedness consisting of subordinated notes payable to stockholders of $2.8 million and bank indebtedness aggregating $6,318,113 (see "Financing Activities," below). Indebtedness pursuant to the Loan Agreement between the Company and its bank repaid with the net proceeds consisted of a $2.2 million term note due November 30, 1997, $309,524 outstanding under a $650,000 term note due November 30, 1997 and borrowings under a revolving credit agreement of $3,808,589.

The Loan Agreement

     The Loan Agreement between the Company and its bank provides financing to the Company under a revolving credit agreement and term and installment notes of up to $9 million. Concurrently with the Acquisition, the Loan Agreement was amended. Pursuant to the amendment, $2.2 million of debt outstanding under the revolving credit agreement was converted into a term note payable on November 30, 1997, the interest rate on amounts borrowed under the terms of the Loan Agreement was reduced by 3/4% and the term of the Loan Agreement was extended from May 31, 1995 to November 30, 1997. At March 31, 1995 and March 29, 1996, the Company had borrowed an aggregate of $970,197 and $1,093,735, respectively, under the revolving credit agreement and $2,857,857 and $2,525,000, respectively, under term and installment notes, including the $2.2 million term note due November 30, 1997. At March 29, 1996, the term and installment notes consisted of a term note with an outstanding balance of $2.2 million and a term note with an outstanding balance of $325,000. At March 31, 1995, the term and installment notes consisted of a term note with an outstanding balance of $2.2 million, a term note with an outstanding balance of $417,857 and an installment note with an outstanding balance of $240,000. As of March 29, 1996, outstanding indebtedness under the Loan Agreement bears interest at a variable rate per annum equal to 11/2% above a base rate quoted by Citibank, N.A. The interest rate was reduced from 2% above a base rate quoted by Citibank, N.A. on March 1,

1996. The base rate at March 31, 1995 and March 29, 1996 was 9% and 8.25% per annum, respectively. Amounts borrowed under the revolving credit agreement and the term and installment notes are secured by substantially all assets of the Company, including accounts receivable, inventories and property and equipment. The Loan Agreement expires on November 30, 1997, and is renewable annually for one-year periods unless terminated by the bank upon an occurrence of an event of default or by the Company upon at least 90 days notice.

     The Loan Agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the bank, including merging or consolidating, payment of subordinated stockholder debt obligations, declaration or payment of dividends, and disposition of assets, among others. Additionally, the Loan Agreement requires the Company to comply with specific financial covenants, including covenants with respect to cash flow, working capital and net worth. Noncompliance with any of these conditions and covenants or the occurrence of an event of default, if not waived or corrected, could accelerate the maturity of the borrowings outstanding under the Loan Agreement.

     At April 1, 1994, the Company was in default of certain conditions and covenants set forth in the Loan Agreement, including cash flow and net worth covenants. Although the Loan Agreement was amended in June 1994 to provide less restrictive financial covenants, the Company was in default of the amended cash flow covenant soon thereafter. In addition, the conditions of default existed at October 30, 1994 prior to the Acquisition. However, the October 31, 1994 amendment to the Loan Agreement, as further amended on March 31, 1995, provided less restrictive covenants which enabled the Company to be in compliance. Although the Company is in compliance with the covenants set forth in the Loan Agreement as of March 29, 1996, there is no assurance that the Company will be able to remain in compliance with such covenants in the future.

     The Loan Agreement contains provisions that require the Company to deposit all cash receipts into a lock box account for repayment of amounts borrowed under the revolving credit agreement. The Company is able to borrow funds under the revolving credit agreement up to an aggregate amount based on specified percentages of accounts receivable and inventories deemed to be eligible collateral by the bank, less amounts outstanding under the $2.2 million term note due November 30, 1997. During fiscal 1993 and fiscal 1994 and the first seven months of fiscal 1995 prior to the Acquisition, the Company generally maintained its outstanding borrowings under the revolving credit agreement at the maximum amount permitted. Financing available to the Company during these periods was not sufficient to fund the working capital, capital expenditure and debt service requirements of the Company, and the Company was unable to meet its accrued liability and supplier obligations as they became due.

     Under the terms of the Loan Agreement, the Company is subject to certain covenants which limit its ability to incur additional indebtedness. In addition, the Loan Agreement pertaining to the revolving credit agreement limits advances to the Company to specified percentages of the Company's eligible accounts receivable and inventories. The Company is currently in compliance with all covenants under the facility. The Company used the net proceeds of its initial public offering to repay outstanding indebtedness under its working capital facility in order to reduce its interest expense. The Company intends to use the financing available under the facility to finance its on-going working capital needs. If an event of default under the existing working capital facility were to occur, however, the Company's ability in this regard could be curtailed. In such event, the Company would seek alternative financing sources.

Financing Activities

     The Company has historically financed its operations primarily through borrowings and cash flow from operations.

     In April 1994, amounts borrowed under the revolving credit agreement between the Company and its bank exceeded the maximum amount permitted. However, the Company and its bank entered into an amendment that provided an overadvance of $300,000 to the Company that was repaid by May 31, 1994 in accordance with the terms of the amendment.

     In June 1994, the Company borrowed $400,000 from its preferred stockholders and issued a master subordinated promissory note payable on demand bearing interest at a rate of 10% per annum. Pursuant to the terms of the master subordinated promissory note, a loan preference fee in an escalating amount which, when added to accruing interest, would equal 5% of the outstanding principal for each month the note was outstanding became immediately due and payable upon a change in ownership of the Company. In connection with the Acquisition, the subordinated master promissory note together with accrued interest and preference fees in the amount of $96,000 were retired. See Item 1 - "Business--Development of the Company."

     Concurrently with the issuance of the subordinated master promissory note, the Company and its bank entered into an amendment to the Loan Agreement and a $500,000 installment note obligation with a then outstanding balance of $62,500. Pursuant to the amendment, the Company borrowed $402,500 and executed an amended installment note in the amount of $465,000.

     Pursuant to the October 31, 1994 Investment Agreement entered into in connection with the Acquisition, the Company borrowed $2.8 million from Wexford and Acor S.A., stockholders of the Company, and issued subordinated promissory notes due November 1, 1999 that bear interest at a rate of 10% per annum. The Company issued a 10% interest bearing subordinated note to Wexford in the principal amount of $2,361,082 dated October 31, 1994. The Company issued 10% interest bearing subordinated promissory notes to Acor S.A. in the principal amount of $208,216.73 dated October 31, 1994, $99,591.93 dated October 31, 1994,
$83,497.82 dated November 10, 1994 and $47,611.52 dated December 23, 1994.

     Concurrently with the Acquisition, the Loan Agreement was amended. Pursuant to the amendment, $2.2 million of debt outstanding under the revolving credit agreement was converted into a term note payable on November 30, 1997. The proceeds of $2,569,298 pursuant to the subordinated promissory notes dated October 31, 1994 issued to Wexford and Acor, S.A. were used to retire debt outstanding under the revolving credit agreement. After such repayment, the initial principal balance outstanding under the $2.2 million term note on October 31, 1994 amounted to $1,291,667. Between October 31, 1994 and March 31, 1995, the Company borrowed the balance available under the $2.2 million term note of $908,333, and also re-borrowed $970,196 under its revolving credit agreement. See Item 1 - "Business--Development of the Company."

     Net payments of indebtedness under the Company's revolving credit agreement during the year ended April 1, 1994, seven months ended October 31, 1994 and five months ended March 31, 1995 amounted to $1,375,686, $1,491,074 and $1,599,102, respectively. Net proceeds under the revolving credit agreement during the year ended March 29, 1996 amounted to $123,538. Principal payments on other debt and capital lease obligations during the year ended April 1, 1994, seven months ended October 30, 1994, five months ended March 31, 1995 and year ended March 29, 1996 amounted to $929,117, $459,084, $482,307 and $813,754, respectively.

     The Company has also established a cash management program with its bank pursuant to which the Company funds drafts as they clear the bank. Accordingly, the Company maintains bank overdrafts representing outstanding drafts and utilizes the cash management account as a source of funding. During the year ended April 1, 1994, the Company repaid bank overdrafts of $709,942. During the seven months ended October 30, 1994, five months ended March 31, 1995 and year ended March 29, 1996, the Company's bank overdrafts increased by $323,633, $120,714 and $501,761, respectively.

     At April 1, 1994, the Company was in default of the terms of unsecured promissory notes with outstanding balances aggregating $425,536 as a result of its failure to make certain royalty payments. However, on November 9, 1994, the Company entered into an amendment agreement which brought the Company into compliance with the terms of the note agreements. Pursuant to the amendment agreement, the Company executed a non-interest bearing promissory note in the principal amount of $206,595 representing unpaid royalties as of October 30, 1994. The note is payable in nineteen equal monthly installments of $10,873 commencing in December 1994.

Cash Flows

     During fiscal 1994, the Company generated $3,081,294 of cash from operating activities and used $297,026 and $3,014,745 of cash to fund investing and financing activities, respectively. During fiscal 1994, the Company used $618,928 of cash to fund operating losses, net of non-cash charges, but was able to generate cash from reductions in accounts receivable and inventories of $2,019,659 and $582,102, respectively, and prepaid expenses of $357,377. The Company's capital expenditures amounted to $309,851 and principal payments on long-term debt and capital lease obligations amounted to $929,117. As a result of the reductions in accounts receivable and inventories, the Company repaid $1,375,686 of amounts borrowed under the revolving credit agreement. Also, the Company repaid bank overdrafts of $709,942. The Company's cash resources were not sufficient to fund the above-mentioned cash requirements, and in addition thereto, the Company's accrued liability and supplier obligations as they became due. Accordingly, the Company delayed payments of accrued liability and suppliers obligations and accrued restructuring charges, which provided cash of $762,275 during fiscal 1994.

     During the seven months ended October 30, 1994, the Company generated $914,820 of cash from operating activities and used $9,840 and $824,025 of cash to fund investing and financing activities, respectively. During the seven months ended October 30, 1994, the Company used $99,688 of cash to fund operating losses, net of non-cash charges, but was able to generate cash from reductions in accounts receivable and inventories of $577,671 and $1,387,946, respectively, and prepaid expenses of $66,940. The Company's capital expenditures were reduced to $21,481 and principal payments on long-term debt and capital lease obligations amounted to $459,084. As a result of the reductions in accounts receivable and inventories, the Company repaid $1,491,074 of amounts borrowed under the revolving credit agreement. An increase in bank overdrafts provided cash of $323,633. Although the inability of the Company to meet its accrued liability and supplier obligations as they became due continued, the Company used $965,672 of cash to reduce accounts payable and accrued liability obligations and accrued restructuring charges during the seven months ended October 30, 1994.

     In December 1994, the Company sold the rights to certain product software for an aggregate purchase price of $500,000. The Company received back an exclusive irrevocable perpetual right to sublicense the software in connection with the sale of related products. In return, the Company agreed to pay royalties on sales of licensed products to other customers. Such royalties would be payable commencing if, and only if, laws, regulations or judicial actions occur which would permit the purchaser of the software to receive such royalty payments. The Company is obligated to repay, three years from the date of sale, a portion of the purchase price up to a maximum amount of $375,000, which is reflected as deferred revenue in the Company's consolidated financial statements at March 31, 1995 and March 29, 1996. The actual amount of any repayment is dependent upon the amount of aggregate royalties paid pursuant to the license agreement. The amount of repayment will equal: (i) $375,000 if aggregate royalties paid amount to less than $125,000; (ii) $250,000 if aggregate royalties paid are greater than $125,000 but less than $250,000; or (iii) $125,000 if aggregate royalties paid are greater than $250,000 but less than $375,000. If aggregate royalties paid during the first three years of the agreement exceed $375,000, the Company is not required to repay any portion of the purchase price. As of March 29, 1996, the Company is not obligated to pay and has not paid any royalties under the agreement.

     The October 31, 1994 investor debt financing and the proceeds from the software sale enabled the Company to stabilize its liquidity position. During the five months ended March 31, 1995, the Company generated $1,747,638 of cash from financing activities and used $1,597,674 and $59,956 of cash to fund operating and investing activities, respectively. During the five months ended March 31, 1995, the Company used $358,182 of cash to fund operating losses, net of non-cash charges, and used $329,469 and $764,211 of cash to fund increases in accounts receivable and inventories, respectively. The Company's capital expenditures amounted to $59,956 and principal payments on long-term debt and capital lease obligations amounted to $482,307. The Company continued to reduce its accounts payable and accrued liability obligations and accrued restructuring charges, which resulted in a use of cash of $618,352 in the aggregate.

     During the year ended March 29, 1996, the Company generated cash of $194,390 from operating activities and used $251,724 and $188,455 of cash to fund investing and financing activities, respectively. During the year ended March 29, 1996, the Company generated a profit of $1,117,371, and generated $2,761,030 in cash, net of non-cash charges. The Company borrowed $123,538 under its revolving credit agreement and generated cash of $501,761 from bank overdrafts. Cash used to fund increases in accounts receivable and inventories amounted to $1,206,385 and $3,428,230, respectively. The Company's capital expenditures amounted to $251,724 and principal payments on long-term debt and capital lease obligations amounted to $813,754. The Company's cash resources during fiscal 1996 enabled the Company to normalize supplier relationships and repay non-disputed past due supplier and accrued liability obligations. Notwithstanding, a net increase in the Company's supplier and accrued liability obligations, income taxes payable, deferred revenue and accrued restructuring charges provided cash of $2,600,034 during fiscal 1996. The Company expended $474,095 of cash to fund increases in other assets including the acquisition of a patent license and the expenses of the Company's initial public offering during the year ended March 29, 1996.

Capital Commitments and Liquidity

     The Company has not entered into any significant commitments for the purchase of capital assets. However, the Company intends to purchase and install information systems and capital equipment, including printed circuit board assembly equipment and other manufacturing equipment, to advance its prototype manufacturing and product testing capabilities during the eighteen months following the date of the Company's initial public offering. In addition, the Company intends to expand its manufacturing capabilities through the purchase of capital equipment in the future as required to meet the needs of its business. The Company expects to expend approximately $800,000 to fund anticipated capital expenditures during the next eighteen months. The Company believes, based on its current plans and assumptions relating to its operations, that its sources of capital, including capital available under its revolving credit line and cash flow from operations will be adequate to satisfy its anticipated cash needs, including anticipated capital expenditures, for at least the next twelve months. However, there can be no assurance that capital expenditures will be made as planned or that additional capital expenditures will not be required. The Company also believes, based on its current plans and assumptions relating to its operations, that its sources of capital will be adequate to satisfy its anticipated cash needs, including capital expenditures, for fiscal 1998.

However, in the event that the Company's plans or the basis for its assumptions change or prove to be inaccurate, or cash flow and sources of capital prove to be insufficient to provide for the Company's cash requirements (due to unanticipated expenses, loss of sales revenues, problems, operating difficulties or otherwise), the Company would be required to seek additional financing. In such an event, there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all.

     Extension of credit to customers and inventory purchases represent the principal working capital requirements of the Company, and significant increases in accounts receivable and inventory balances could have an adverse effect on the Company's liquidity. The Company's accounts receivable, less allowances for doubtful accounts, at March 29, 1996 and March 31, 1995 amounted to $3,866,372 and $2,670,086, respectively. Accounts receivable at March 29, 1996 and March 31, 1995 consists primarily of amounts due from the RBOCs. The Company's inventories, less allowances for potential losses due to obsolescence and excess quantities amounted to $8,658,669 and $5,526,513 at March 29, 1996 and March 31, 1995, respectively. The level of inventory maintained by the Company is dependent on a number of factors, including delivery requirements of customers, availability and lead-time of components and the ability of the Company to estimate and plan the volume of its business. The Company markets a wide range of services and products and the requirements of its customers vary significantly from period to period. Accordingly, inventory balances may vary significantly.

     In October 1994, the Company entered into a contract manufacturing agreement that provides for the production of certain smart payphone processors. Pursuant to the terms of the manufacturing agreement, the Company committed to purchase $12.2 million of product over an eighteen-month period beginning in December 1994. In addition, in November 1994, the Company entered into a dealer agreement that commits the Company to purchase approximately $3.5 million of electronic lock devices over a two-year period. See Item 1 - "Business--Manufacturing, Assembly and Sources of Supply." Purchases under the terms of these agreements fluctuate based on delivery requirements established by the Company. The Company initially scheduled purchases pursuant to these agreements based on anticipated quantities required to meet its sales commitments (see Item 1 - "Business--Changing Product Mix"). As of March 29, 1996, the Company had acquired approximately 75% and 77%, respectively, of committed purchase volume pursuant to these purchase agreements. However, the Company presently anticipates that scheduled purchases through December 1996 will exceed sales requirements as a result of changes in delivery requirements of one of the Company's customers. Although the Company is encouraging its customer to accelerate purchases and is seeking to reschedule deliveries pursuant to such agreements, an increase in inventories related to such agreements is anticipated and such increase could approximate as much as $2.0 million. See Item 1 - "Business--Manufacturing, Assembly and Sources of Supply."

     The Company committed to supply to one of its significant RBOC customers a minimum of $21.3 million of smart processors and components at specified prices over a three-year period pursuant to a December 1994 sales agreement. This agreement also provides for penalties and damages in the event the Company is unable to meet specified performance criteria. In December 1995, the Company entered into an amendment to a sales agreement with another significant RBOC customer that provides for the sale of approximately $12 million of smart products and other components over a period of eight months commencing November 1, 1995. Both of these sales agreements may be terminated at the option of the customer upon prior notice to the Company. The termination of these or any of the Company's sales agreements could have a material adverse effect on the Company's business and, therefore, its liquidity. Further, any assessment of penalties and damages under the Company's sales contracts could have a material adverse effect on the Company's operating results and liquidity. See Item 1 - "Business--Sales and Markets--Domestic" and "Changing Product Mix."

     In April 1995, the Company initiated a recall of products due to contamination introduced into the manufacturing process by the Company's contract manufacturer. Although the Company's contract manufacturer was responsible for the repair or replacement of the recalled product, the Company incurred liquidated damages under the terms of the sales agreement with its customer in the amount of $200,000. The damages were paid by an $8.00 price reduction over the next 25,000 units shipped after July 1, 1995. This liability was recorded in the Company's consolidated financial statements at March 31, 1995. Also, the Company agreed to extend its warranty on up to 5,000 units shipped under the terms of the sales agreement through December 31, 1998. However, the Company does not anticipate that it will incur significant warranty costs as a result of the extended warranty. See Item 1 - "Business--Sales and Markets--Domestic" and "Changing Product Mix."

     During October 1994, the Company, its bank and a contract manufacturer entered into an escrow agreement as security for the payment of the Company's obligations to the contract manufacturer. In May 1995, the Company issued common stock purchase warrants that provide the contract manufacturer with the right to purchase 40,000 shares of the Common Stock at a price of $4.00 per share for a period of five years in return for extension of credit of $1.5 million and 45-day payment terms to the Company. This agreement had a significant favorable impact on the Company's liquidity. However, if the Company defaults with respect to the payment terms, the Company will be required to utilize the escrow account previously established, which could have a significant adverse effect on the Company's liquidity. See Item 1 - "Business--Manufacturing, Assembly and Sources of Supply."

     The  Company is the  defendant  in a suit  against  the  Company to collect approximately $400,000 of unpaid obligations recorded in the Company's consolidated financial statements at March 31, 1995 and March 29, 1996. The Company believes that the supplier supplied defective components that contributed to the termination of a first generation smart product sales contract during fiscal 1994. Although the Company believes that it has an offsetting claim, there is no assurance that the suit can be resolved in the Company's favor. Since the unpaid obligations are recorded in the Company's consolidated financial statements, it is the opinion of management that the ultimate outcome of this proceeding will not have a material effect on the Company's results of operations or financial position. See Item 3 - "Legal Proceedings and Disputes."

     In October 1994, the contract manufacturer that delivered the defective first generation smart products to the Company (see Item 1 "Business--Changing Product Mix") discontinued operations prior to the scheduled contract termination date. In April 1995, the contract manufacturer formally terminated the Company's manufacturing contract as of the scheduled termination date. Pursuant to the terms of the manufacturing contract, the Company was committed to acquire the manufacturer's inventories related to the Company's products. The Company is presently involved in a dispute with the contract manufacturer with respect to such inventories, which approximate $l million, unpaid obligations of the Company of approximately $265,000, unpaid obligations of the contract manufacturer of approximately $125,000 due to the Company, and other matters including an alleged claim of lost profits by the contract manufacturer of approximately $916,000 related to the Company's minimum contract purchase commitment and alleged claims of lost business and expenses of the Company due to the delivery of defective products and the termination of a significant smart product sales agreement (see Item 1 "Business--Changing Product Mix," above). The Company is attempting to settle the dispute with the manufacturer and claims that the manufacturer supplied defective product and that it breached the agreement by discontinuing operations prior to the scheduled termination date. However, there is no assurance that the dispute can be settled in the Company's favor, or at all. Also, there is no assurance that the dispute will not escalate into litigation. Should the dispute escalate into litigation, the Company intends to defend and pursue its positions vigorously. However, there is no assurance that the outcome of the dispute or potential litigation related thereto will not have a material adverse effect on the Company's financial position or results of operations.

Net Operating Loss Carryforwards

     As of March 29, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $17 million to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards is limited after an ownership change, as defined in such Section 382, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. Such an ownership change occurred on October 31, 1994 and could occur in the future. As a result, the Company will be subject to an annual limitation on the use of its net operating losses of approximately $210,000. This limitation only affects net operating losses incurred up to the ownership change and does not reduce the total amount of net operating losses which may be taken, but limits the amount which may be used in a particular year. Therefore, in the event the Company maintains profitable operations, such limitation would have the effect of increasing the Company's tax liability and reducing net income and available cash resources of the Company if the taxable income during a year exceeded the allowable loss carried forward to that year. In addition, because of such limitations, the Company will be unable to use a significant portion of its net operating loss carryforwards.

Item 8.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Deloitte & Touche LLP                                              49

Report of Price Waterhouse LLP                                               50

Consolidated Financial Statements:                                           50

     Consolidated Balance Sheets as of March 31, 1995 and
        March 29, 1996                                                       51

     Consolidated Statements of Operations for the year ended April 1,
        1994, seven months ended October 30, 1994, five months ended
        March 31, 1995 and year ended March 29, 1996                         52

     Consolidated Statements of Cash Flows for the year ended April 1,
        1994, seven months ended October 30, 1994, five months ended
        March 31, 1995 and year ended March 29, 1996                         53

     Consolidated Statements of Changes in Stockholders' Equity
        (Deficit) for the year ended April 1, 1994, seven months ended
        October 30, 1994, five months ended March 31, 1995 and year
        ended March 29, 1996                                                 54

     Notes to Consolidated Financial Statements                              55

Financial Statement Schedule:

     Schedule II--Valuation and Qualifying Accounts                         100

     All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Stockholders
Technology Service Group, Inc.

     We have audited the accompanying consolidated balance sheets of Technology Service Group, Inc. and subsidiary as of March 29, 1996 and March 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended March 29, 1996, five months ended March 31, 1995, and the seven months ended October 30, 1994. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Technology Service Group, Inc. and subsidiary at March 29, 1996 and March 31, 1995 and the results of their operations and their cash flows for the year ended March 29, 1996, the five months ended March 31, 1995, and the seven months ended October 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Atlanta, Georgia
June 6, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
Technology Service Group, Inc.

     In our opinion, the consolidated statements of operations, of changes in stockholders' deficit and of cash flows for the year ended April 1, 1994 present fairly, in all material respects, the results of operations and cash flows of Technology Service Group, Inc. and its subsidiaries for the year ended April 1, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital, a net capital deficiency and is in violation of a loan covenant. Such factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 3 to the financial statements, the Company changed its method of accounting for income taxes effective April 3, 1993.

     We have not audited the consolidated financial statements of Technology Service Group, Inc. and its subsidiaries for any period subsequent to April 1, 1994.

     Our audit of the consolidated financial statements referred to in our report above also included an audit of the Financial Statement Schedule for the year ended April 1, 1994 listed in Item 8 of this form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein for the year ended April 1, 1994 when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP
Philadelphia, PA
October 4, 1994

                         TECHNOLOGY SERVICE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                             March 31,       March 29,
                                                               1995            1996
                                                           ------------    ------------
ASSETS
Current assets:
    Cash                                                   $    265,576    $     19,787
    Accounts receivable, less allowance for doubtful
        accounts of $201,000 and $216,000                     2,670,086       3,866,372
    Inventories                                               5,526,513       8,658,669
    Deferred income taxes                                          --            50,544
    Prepaid expenses and other current assets                    89,194         146,117
                                                           ------------    ------------
          Total current assets                                8,551,369      12,741,489
Property and equipment, net                                   2,740,624       2,198,625
Other assets                                                  4,377,655       4,693,650
                                                           ------------    ------------
                                                           $ 15,669,648    $ 19,633,764
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                         $    500,642    $  1,002,403
    Borrowings under revolving credit agreement                 970,197            --
    Current maturities under long-term debt and
         capital lease obligations                              813,917         118,444
    Accounts payable                                          2,960,689       5,030,945
    Income taxes payable                                           --           165,666
    Deferred revenue                                               --           541,245
    Accrued liabilities                                       1,461,040       1,472,379
    Accrued restructuring charges                               150,317          16,427
                                                           ------------    ------------
          Total current liabilities                           6,856,802       8,347,509
Borrowings under revolving credit agreement                        --         1,093,735
Long-term debt and capital lease obligations                  3,532,867       3,414,586
Notes payable to stockholders                                 2,800,000       2,800,000
Deferred revenue                                                375,000         375,000
Other liabilities                                                  --             3,198
                                                           ------------    ------------
                                                             13,564,669      16,034,028
                                                           ------------    ------------
Commitments and contingencies                                      --              --
Stockholders' equity:
    Preferred stock, $100 par value, 100,000 authorized,
        none issued or outstanding                                 --              --
    Common stock, $.01 par value, 10,000,000 shares
        authorized, 3,500,000 shares issued and
        outstanding                                              35,000          35,000
    Capital in excess of par value                            3,135,291       3,465,000
    Retained earnings (deficit)                              (1,065,581)        111,790
    Cumulative translation adjustment                               269         (12,054)
                                                           ------------    ------------
          Total stockholders' equity                          2,104,979       3,599,736
                                                           ------------    ------------
                                                           $ 15,669,648    $ 19,633,764
                                                           ============    ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Predecessor                 Company
                                          ----------------------------    ----------------------------
                                                          Seven Months    Five Months
                                           Year Ended         Ended           Ended        Year Ended
                                            April 1,       October 30,      March 31,       March 29,
                                              1994            1994            1995            1996
                                          ------------    ------------    ------------    ------------

Net sales                                 $ 31,048,706    $ 11,108,653    $  9,161,359    $ 33,201,686
                                          ------------    ------------    ------------    ------------

Costs and expenses:
    Cost of goods sold                      25,761,831       9,176,134       8,226,245      26,082,055
    General and administrative expenses      3,476,932       1,742,324         850,069       2,204,915
    Marketing and selling expenses           1,748,814         366,464         371,757       1,290,349
    Engineering, research and
        development expenses                 2,009,524         457,553         480,495       1,197,183
    Restructuring charges (credits)          2,570,652        (534,092)           --              --
    Litigation settlement                         --          (261,022)           --              --
    Interest expense                           911,821         599,276         356,624         941,261
    Other (income) expense                      54,557         (14,618)        (58,250)        (17,763)
                                          ------------    ------------    ------------    ------------
                                            36,534,131      11,532,019      10,226,940      31,698,000
                                          ------------    ------------    ------------    ------------
Income (loss) before income tax
    expense                                 (5,485,425)       (423,366)     (1,065,581)      1,503,686
Income tax provision                              --              --              --          (326,315)
                                          ------------    ------------    ------------    ------------
Net income (loss)                         $ (5,485,425)   $   (423,366)   $ (1,065,581)   $  1,177,371
                                          ============    ============    ============    ============

Income (loss) per common and
    common equivalent share                                               $      (0.30)   $       0.30
                                                                          ============    ============

Weighted average number of common
    equivalent shares outstanding                                            3,541,778       3,870,889
                                                                          ============    ============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Predecessor                   Company
                                                   --------------------------    --------------------------
                                                                  Seven Months   Five Months
                                                    Year Ended       Ended          Ended       Year Ended
                                                     April 1,      October 30,     March 31,     March 29,
                                                       1994           1994           1995          1996
                                                   -----------    -----------    -----------    -----------
Cash flows from operating activities
  Net income (loss)                                $(5,485,425)   $  (423,366)   $(1,065,581)   $ 1,177,371
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used for) operating activities
      Depreciation and amortization                    959,696        647,717        407,892      1,060,655
      Loss on sale of assets                            26,766         18,397          4,936           --
      Restructuring charges (credits)                2,570,652       (534,092)          --             --
      Provisions for inventory losses and
        warranty expense                             1,253,205        164,534        298,038        352,256
      Provision for uncollectible accounts
        receivable                                      56,178         27,122         (3,467)        10,099
      Provision for deferred tax benefits                 --             --             --          160,649
      Changes in certain assets and liabilities,
        net of effects of acquisition
        (Increase) decrease in accounts
          receivable                                 2,019,659        577,671       (329,469)    (1,206,385)
        (Increase) decrease in inventories             582,102      1,387,946       (764,211)    (3,428,230)
        (Increase) decrease in prepaid
          expenses and other current assets            357,377         66,940         90,778        (56,923)
        (Increase) decrease in other assets            (12,311)         3,358          6,501       (474,095)
        (Decrease) increase in accounts
           payable                                     623,138       (981,786)      (172,369)     2,071,856
        Increase in income taxes payable                  --             --             --          165,666
        Increase in deferred revenue                      --             --          375,000        541,245
        (Decrease) increase in accrued
          liabilities                                  214,161        458,058       (299,310)      (104,843)
        (Decrease) in accrued restructuring
          charges                                      (75,024)      (441,944)      (146,673)       (73,890)
        Increase in other liabilities                     --             --             --            3,198
        Other                                           (8,880)       (55,735)           261         (4,239)
                                                   -----------    -----------    -----------    -----------
        Net cash provided by (used for)
          operating activities                       3,081,294        914,820     (1,597,674)       194,390
                                                   -----------    -----------    -----------    -----------
Cash flows from investing activities
  Capital expenditures                                (309,851)       (21,481)       (59,956)      (251,724)
  Proceeds from sale of assets                          12,825         12,001           --             --
                                                   -----------    -----------    -----------    -----------
        Net cash used for investing
          activities                                  (297,026)        (9,480)       (59,956)      (251,724)
                                                   -----------    -----------    -----------    -----------
Cash flows from financing activities
  Net proceeds (payments) under
    revolving credit agreement                      (1,375,686)    (1,491,074)    (1,599,102)       123,538
  Proceeds from notes payable to banks                    --          402,500        908,333           --
  Proceeds from notes payable
    to stockholders                                       --          400,000      2,800,000           --
  Principal payments on long-term
    debt and capital lease obligations                (929,117)      (459,084)      (482,307)      (813,754)
  Increase (decrease) in bank overdraft               (709,942)       323,633        120,714        501,761
                                                   -----------    -----------    -----------    -----------
        Net cash provided by (used for)
          financing activities                      (3,014,745)      (824,025)     1,747,638       (188,455)
                                                   -----------    -----------    -----------    -----------
Increase (decrease) in cash                           (230,477)        81,315         90,008       (245,789)
Cash, beginning of period                              324,730         94,253        175,568        265,576
                                                   -----------    -----------    -----------    -----------
Cash, end of period                                $    94,253    $   175,568    $   265,576    $    19,787
                                                   ===========    ===========    ===========    ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                Common         Common
                                 Series E       Series C        Series B        Series A         Stock          Stock
                                Preferred      Preferred        Preferred      Preferred       $.05 Par       $.01 Par
                                  Stock          Stock            Stock          Stock           Value          Value
                              ------------    ------------    ------------    ------------    ------------   ------------
Predecessor
Balance at April 2, 1993      $     30,000    $    234,066    $     30,000    $     30,667    $     21,882    $      --
Net loss for the year
Write-off of note
   receivable from
   related party to
   restructuring charges
Foreign currency
   translation adjustment
                              ------------    ------------    ------------    ------------    ------------   ------------
Balance at April 1, 1994            30,000         234,066          30,000          30,667          21,882           --
Net loss for the period
Foreign currency
   translation adjustment
                              ------------    ------------    ------------    ------------    ------------   ------------
Balance at October 30, 1994   $     30,000    $    234,066    $     30,000    $     30,667    $     21,882    $      --
                              ============    ============    ============    ============    ============    ===========

===========================================================================================================================
Company
Balance at October 30, 1994   $     30,000    $    234,066    $     30,000    $     30,667    $     21,882    $      --
Business combination               (30,000)       (234,066)        (30,000)        (30,667)        (21,882)        35,000
Net loss for the period
Foreign currency
   translation adjustment              269             269
                              ------------    ------------    ------------    ------------    ------------   ------------
Balance at March 31, 1995             --              --              --              --              --           35,000
Business combination -
   distribution of escrow
   consideration
Net income for the year
Foreign currency
   translation adjustment
                              ------------    ------------    ------------    ------------    ------------   ------------
Balance at March 29, 1996     $       --      $       --      $       --      $       --      $       --      $    35,000
                              ============    ============    ============    ============    ============    ===========


                                                                  Note
                                 Capital in      Retained       Receivable      Cumulative
                                 Excess of       Earnings      From Related    Translation
                                 Par Value       (Deficit)         Party        Adjustment        Total
                               ------------    ------------    ------------    ------------    ------------
Predecessor
Balance at April 2, 1993       $ 22,651,826    $(18,964,484)   $   (250,000)   $     73,727    $  3,857,684
Net loss for the year                            (5,485,425)                                     (5,485,425)
Write-off of note
   receivable from
   related party to
   restructuring charges                                            250,000                         250,000
Foreign currency
   translation adjustment                                                           (27,303)        (27,303)
                               ------------    ------------    ------------    ------------    ------------
Balance at April 1, 1994         22,651,826     (24,449,909)           --            46,424      (1,405,044)
Net loss for the period                            (423,366)                                       (423,366)
Foreign currency
   translation adjustment                                                             7,280           7,280
                               ------------    ------------    ------------    ------------    ------------
Balance at October 30, 1994    $ 22,651,826    $(24,873,275)   $       --      $     53,704    $ (1,821,130)
                               ============    ============    ============    ============    ============

============================================================================================================
Company
Balance at October 30, 1994    $ 22,651,826    $(24,873,275)   $       --      $     53,704    $ (1,821,130)
Business combination            (19,516,535)     24,873,275            --           (53,704)      4,991,421
Net loss for the period                          (1,065,581)                                     (1,065,581)
Foreign currency
   translation adjustment
                               ------------    ------------    ------------    ------------    ------------
Balance at March 31, 1995         3,135,291      (1,065,581)           --               269       2,104,979
Business combination -
   distribution of escrow
   consideration                    329,709                                                         329,709
Net income for the year                           1,177,371                                       1,177,371
Foreign currency
   translation adjustment                                                           (12,323)        (12,323)
                               ------------    ------------    ------------    ------------    ------------
Balance at March 29, 1996      $  3,465,000    $    111,790    $       --      $    (12,054)   $  3,599,736
                               ============    ============    ============    ============    ============






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY

     Technology Service Group, Inc. (the "Company") was incorporated in the State of Delaware in 1975. The Company is engaged in the design, development, manufacture and sale of public communication products presently consisting of electronic wireline payphone products, microprocessor-based ("smart") wireline and wireless payphone products and related payphone components. The Company is also engaged in the conversion, repair and refurbishment of payphone products and components. The accompanying financial statements include the accounts of the Company's wholly-owned subsidiary, International Service Technologies, Inc. ("IST"), which has a foreign division located in Taiwan. On April 3, 1993, wholly-owned subsidiaries consisting of International Teleservice Corporation, Inc., Technology Service Enterprises, Inc. and Wireless Technologies, Inc. were merged into the Company.

     On October 31, 1994, TSG Acquisition Corp. ("TSG Acquisition"), a non-operating corporation wholly-owned by Wexford Partners Fund, L.P. ("Wexford"), acquired all of the outstanding capital stock of the Company pursuant to an Agreement and Plan of Merger dated October 11, 1994 (the "Plan of Merger") between Wexford, TSG Acquisition, the Company and the majority holders of the Company's preferred and common stock (the "Acquisition"). TSG Acquisition paid an aggregate of $3.5 million in cash pursuant to the Plan of Merger, including $329,709 of contingent consideration that was placed in escrow. The consideration consisted of $3,004,000 to acquire the outstanding capital stock of the Company pursuant to the Plan of Merger and $496,000 to retire a subordinated master promissory note payable to former stockholders and related accrued interest and preference fees of $96,000. Cash payments to former stockholders on October 31, 1994 aggregated $2,991,973 after deducting $277,910 to retire certain obligations of the Company and $230,117 placed in escrow. Consideration placed in escrow of $329,709 consisting of cash of $230,117 and a subordinated note of the Company payable to one of the former stockholders in the principal amount of $99,592 was distributed to former stockholders in September 1995 upon compliance with indemnification provisions set forth in the Plan of Merger (see Note 2).

     In conjunction with the Acquisition, TSG Acquisition was merged into the Company, which was then wholly-owned by Wexford. The outstanding shares of the Company's capital stock and rights to purchase the Company's capital stock, including preferred stock purchase warrants, at October 31, 1994 and the Company's Incentive Stock Option Plan were cancelled and the outstanding shares of capital stock of TSG Acquisition were exchanged for one share of the Company's common stock, $.05 par value (the "merger share").

     In addition, on October 31, 1994, the Company amended its Certificate of Incorporation to reflect authorized capital consisting of 10 million shares of common stock, $.01 par value, and 100,000 shares of preferred stock, $100 par value. Further, the Company entered into an Investment Agreement (the "Investment Agreement") with Wexford and certain former investors (collectively the "investors"). Pursuant to the Investment Agreement, the Company issued 3.5 million shares of common stock, $.01 par value, in exchange for the merger share held by Wexford. Also, the Company borrowed $2.8 million from the investors and issued subordinated promissory notes due November 1, 1999 that bear interest at a rate of 10% per annum.

     Concurrently with the Acquisition, the Loan and Security Agreement (the "Loan Agreement") between the Company and its bank (see Note 7) was amended. Pursuant to the amendment to the Loan Agreement, $2.2 million of debt outstanding under the revolving credit agreement was converted into a term note payable on November 30, 1997. In addition, the term of the Loan Agreement was extended from May 31, 1995 to November 30, 1997, and the interest rate on amounts borrowed under the terms of the Loan Agreement was reduced by ae%.

     At April 1, 1994, the Company (sometimes referred to as the "Predecessor" for periods prior to the Acquisition) had an excess of current liabilities over current assets of approximately $3.3 million and a net capital deficiency of approximately $1.4 million, and had incurred net losses aggregating approximately $7.5 million during the fiscal years ended April 1, 1994 and April 2, 1993. In addition, at April 1, 1994, financing available under the Loan Agreement and the Company's operating cash flows were not sufficient to permit the payment of liabilities as they became due. Further, the Company was in violation of a financial covenant set forth in the Loan Agreement. These facts indicated that the Predecessor's viability as a going concern at April 1, 1994 was dependent upon raising additional capital and/or financing. The Company entered into a letter of intent in August 1994 with respect to the Acquisition. However, until the Acquisition was consummated, there was no assurance that the Company's efforts to raise additional financing would be successful.

2.   ACQUISITION

     As described in Note 1, TSG Acquisition Corp. acquired all of the outstanding capital stock of the Company pursuant to the Plan of Merger. The Acquisition has been accounted for using the purchase method of accounting. Accordingly, the aggregated purchase price of $3,170,291 (excluding contingent consideration) was pushed down and allocated to assets and liabilities of the Company as of October 31, 1994 (the date of acquisition) based upon their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired of $3,853,877 (which increased by $329,709 upon the payment of contingent consideration during the year ended March 29, 1996) at October 30, 1994 was recorded as goodwill (see Notes 3 and 6). A summary of the book value of the assets and liabilities of the Company as compared to their estimated fair value reflected in the Company's financial statements as of the date of acquisition is set forth below.

                                                       Book          Estimated
                                                       Value        Fair Value
                                                    -----------     -----------
Cash                                                $   175,568     $   175,568
Accounts receivable                                   2,337,150       2,337,150
Inventories                                           4,887,167       4,842,433
Prepaid expenses and other current assets               179,972         179,972
Property and equipment                                2,601,801       2,984,574
Other assets                                            215,718         645,447
Bank overdraft                                         (379,928)       (379,928)
Borrowings under revolving credit agreement          (1,660,965)     (1,660,965)
Current maturities under long-term debt
    and capital lease obligations                      (877,557)       (888,392)
Accounts payable                                     (3,133,058)     (3,133,058)
Accrued expenses                                     (1,624,180)     (1,749,039)
Accrued restructuring charges                          (515,222)       (312,312)
Notes payable to stockholders                          (400,000)           --
Long-term debt and capital lease obligations         (3,627,596)     (3,725,036)
                                                    -----------     -----------
Net assets acquired                                  (1,821,130)       (683,586)
Excess of purchase price over net
    assets acquired                                        --         3,853,877
                                                    -----------     -----------
                                                    $(1,821,130)    $ 3,170,291
                                                    ===========     ===========

     The increase in the aggregate purchase price and goodwill upon the distribution of escrow consideration of $329,709 was recognized in the Company's financial statements during the year ended March 29, 1996.

     The accompanying financial statements at March 31, 1995 and March 29, 1996 and for the five months and year then ended, respectively, reflect the effects of the Acquisition. Assuming the Acquisition had occurred on April 2, 1994, the Company's and the Predecessor's net loss for the year ended March 31, 1995 including proforma adjustments for depreciation, interest and amortization of assets to give effect to the accounting bases recognized in recording the Acquisition would have approximated $1,599,000 (unaudited), or a loss of $.45 per share (unaudited), as compared to the reported loss of $1,488,947 ($423,366 for the seven months ended October 30, 1994 and $1,065,581 for the five months ended March 31, 1995). The proforma adjustments include an increase in the amortization of goodwill and other intangible assets of approximately $140,000 (unaudited) due to the increase in the basis of intangible assets and their estimated useful lives, a decrease in depreciation of approximately $24,000 (unaudited) due to an increase in the basis of property and equipment and their estimated useful lives and a decrease in interest expense of approximately $6,000 (unaudited) due to revaluation of capital lease obligations, the financing received from the investors and the repayment of indebtedness under the Company's revolving credit agreement.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies followed by the Company is set forth below:

Fiscal Year

     The Company operates on a fiscal year ending the Friday nearest March 31 resulting in a 52/53 week year. The accompanying consolidated financial statements include the audited financial statements of the Predecessor for the year (52 weeks) ended April 1, 1994 and seven months (30 weeks) ended October 30, 1994 and the Company, subsequent to the Acquisition, for the five months (22 weeks) ended March 31, 1995 and year (52 weeks) ended March 29, 1996.

Consolidation

     All significant intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currency

     The financial position and results of operations of the Company's foreign division are measured using local currency as the functional currency. Assets and liabilities of the Company's foreign division are translated into United States dollars at the applicable exchange rate in effect at the end of the period. Income statement accounts are translated at the average rate in effect over the period. Translation adjustments arising from the use of differing exchange rates from period to period are accumulated in a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in income in the period in which these transactions occur. The effects of foreign currency translation on the Company's financial position and results of operations are not significant.

Cash

     The Company's cash balances serve as collateral under the Loan Agreement (see Note 7) and, accordingly, are restricted.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined based upon the first-in, first-out ("FIFO") method or standard cost, which approximates cost on a FIFO basis.

     Reserves to provide for potential losses due to obsolescence and excess quantities are established in the period in which such losses occur.

Property and Equipment

     Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the established useful lives of the assets as follows:

                                                   Predecessor       Company
                                                   -----------     -----------
Building and building improvements                   30 years        30 years
Machinery and equipment                            2-10 years       2-5 years
Furniture and fixtures                             2-10 years       2-3 years
Leasehold improvements                             5-15 years         5 years

     Additions, improvements and expenditures that significantly extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are charged to operations as incurred. When assets are retired or disposed of, the cost and accumulated depreciation thereon are eliminated from the accounts, and any gains or losses are included in income.

Revenue Recognition

     Sales and related costs are recorded by the Company upon shipment of products. Deferred revenue classified as a current liability consists of prepayments from customers. Deferred revenue classified as a long-term liability represents the refundable portion of proceeds received from the sale of software (see Note 15) and is classified according to the terms of the repayment obligation. Deferred revenue is recognized as earned upon shipment of products or pursuant to the terms of the sales contract.

Engineering, Research, and Development Costs

     Costs and expenses incurred for the purpose of product research, design and development are charged to operations as incurred. Engineering, research and development costs consist primarily of costs associated with development of new products and manufacturing processes.

Stock-Based Compensation

     The Company  accounts for  compensation  cost related to stock  options and
other  forms  of  stock-based   compensation   plans  in  accordance   with  the
requirements of Accounting Principles Board Opinion 25 ("APB 25"). APB 25 requires compensation cost for stock-based compensation plans to be recognized based on the difference, if any, between the fair value of the stock and the option exercise price. The Company has not recognized any compensation cost with respect to stock options granted under the Company's plans (see Note 9). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 established a fair value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. SFAS 123 is effective for fiscal years beginning after December 15, 1995. The Company intends to adopt the provisions or pro forma disclosure requirements of SFAS 123 in fiscal 1997. The impact of the adoption of SFAS 123 is not known at this time.

Goodwill

     The excess of cost over the fair value of acquired business (goodwill) prior to October 31, 1994 was being amortized to operations over 40 years. The excess of the purchase price over the fair value of the Company's assets and liabilities at the date of the Acquisition is being amortized to operations on a straight-line basis over a period of 35 years. The allocation of the purchase price (see Note 2) did not include an allocation to goodwill recorded in the Company's consolidated financial statements at the date of acquisition. At each balance sheet date, the Company evaluates the realizability of goodwill based on its expectations of future nondiscounted cash flows. Based on the Company's most recent analysis, the Company believes that no material impairment of goodwill exists at and March 29, 1996.

Income Taxes

     Provisions (benefits) for income taxes are based upon income (loss) recognized for financial statement purposes and include the effects of temporary differences between such income (loss) and that recognized for tax purposes. Effective April 3, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method pursuant to Accounting Principles Board Opinion No. 11 (APB 11) to an asset and liability approach. This approach requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rate in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based upon the differences between the financial reporting basis and income tax basis of the assets and liabilities (see Note 10). These temporary differences arise primarily from differences in inventory valuation and depreciation methods and reserves established for inventory obsolescence, uncollectible accounts receivable and restructuring charges. A valuation allowance is established for deferred tax assets to the extent realization thereof is not assured. The prospective adoption of FAS 109 had no impact on the Company's financial position or results of operations for the year ended April 1, 1994.

Income (Loss) Per Common and Common Equivalent Share

     Income per common share for the five months ended March 31, 1995 and year ended March 29, 1996 is computed on the basis of the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period, except pursuant to the Securities and Exchange Commission Staff Accounting Bulletin ("SECSAB") Topic 4:D, stock issued and stock options covering 89,000 shares of common stock granted during the 12 months prior to a May 10, 1996 initial public offering (see Note 9) at prices below the public offering price have been included in the calculation of weighted average shares of common stock outstanding as if they were outstanding as of the beginning of the periods presented. Also, as a result of the Acquisition, income (loss) per share is not presented for periods prior to the five months ended March 31, 1995 in accordance with SECSAB Topic 1:B2.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.   INVENTORIES

     Inventories at March 31, 1995 and March 29, 1996 consisted of the following:

                                                  March 31,            March 29,
                                                    1995                 1996
                                                 ----------           ----------
Raw materials                                    $3,566,950           $6,056,702
Work-in-process                                     345,811            1,207,080
Finished goods                                    1,613,752            1,394,887
                                                 ----------           ----------
                                                 $5,526,513           $8,658,669
                                                 ==========           ==========

     Substantially all inventories are pledged to secure notes payable (see Note
7). Reserves for potential losses due to obsolescence and excess quantities recorded at March 31, 1995 and March 29, 1996 aggregated $1,766,199 and $1,606,195, respectively.

     Approximately $150,000 of additional inventory loss reserves established during the year ended April 1, 1994 were recorded as restructuring charges. These costs relate to the value of items included in inventory and associated with product lines discontinued in connection with the Company's restructuring plan initiated during the year ended April 1, 1994 (see Note 11). During the year ended April 1, 1994, the Company recorded provisions for obsolete and excess inventory and warranty expense of approximately $1,003,000 and $250,000, respectively. The provision for obsolete and excess inventory included estimated losses attributable to the termination of certain sales contracts. The provision for warranty expense included estimated additional warranty claims related to certain products sold pursuant to one of the Company's sales contracts.

5.   PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 1995 and March 29, 1996 consisted of the following:

                                                 March 31,           March 29,
                                                   1995                1996
                                                -----------         -----------
Land                                            $   120,634         $   120,633
Building and building improvements                  877,187             877,187
Machinery and equipment                           1,788,041           2,009,159
Furniture and fixtures                              123,612             119,879
Leasehold improvements                              139,000             151,116
                                                -----------         -----------
                                                  3,048,474           3,277,974
Accumulated depreciation                           (307,850)         (1,079,349)
                                                -----------         -----------
                                                $ 2,740,624         $ 2,198,625
                                                ===========         ===========

     Substantially all property and equipment is pledged to secure notes payable (see Note 7).

     Depreciation expense for the year ended April 1, 1994 aggregated $755,469. Depreciation expense for the seven months ended October 30, 1994 and five months ended March 31, 1995 aggregated $454,911 and $308,047, respectively. Depreciation expense for the year ended March 29, 1996 aggregated $784,039.

     In connection with restructuring initiated during the year ended April 1, 1994, the Company recorded a reserve for impairment of $253,084 to write down the net asset bases of certain property to estimated net realizable (or fair) value. The property included in the Company's impairment reserve consisted primarily of a building and improvements thereto leased pursuant to a capital lease obligation and leasehold improvements made to facilities leased under non-cancelable operating lease agreements that the Company planned to close in connection with the restructuring. The impairment loss reserve related to leasehold improvements amounted to $119,182 and represented the estimated net book value of the assets at the planned closing dates of the facilities. The impairment loss reserve related to the building and improvements was recorded based on the Company's estimates of expected cash flow deficits of the facility to the renewal (or expected termination) date of the capital lease obligation, and approximated the difference between the net book value of the property and the outstanding balance of the capital lease obligation (or fair value) as of the expected lease termination date. The aggregate impairment reserve loss provision is included in restructuring charges which aggregated $2,570,652 during the year ended April 1, 1994 (see Note 11). During the seven months ended October 30, 1994, the Company negotiated the termination of certain of the non-cancelable lease agreements with respect to facilities closed in connection with the restructuring plan initiated during fiscal 1994, and retired leasehold improvements included in the reserve for impairment with an aggregate net book value of $117,807.

     Assets  under  capital   leases  are   capitalized   using  interest  rates
appropriate at the date of purchase or at the inception of the lease, as applicable. The following is a summary of the Company's assets under capital leases which are included in property and equipment at March 31, 1995 and March 29, 1996:

                                                   March 31,         March 29,
                                                      1995              1996
                                                  -----------       -----------
Land .......................................      $   120,634       $   120,634
Building and building improvements .........          877,187           877,187
Machinery and equipment ....................          151,679            60,445
                                                  -----------       -----------
                                                    1,149,500         1,058,266
Accumulated depreciation ...................          (33,727)          (70,762)
                                                  -----------       -----------
                                                  $ 1,115,773       $   987,504
                                                  ===========       ===========

6.   OTHER ASSETS

     Other assets at March 31, 1995 and March 29, 1996, net of accumulated amortization of $98,844 and $375,481, respectively, consisted of the following:

                                                         March 31,     March 29,
                                                           1995          1996
                                                        ----------    ----------
Excess of purchase price over fair value of net
  assets acquired, net of accumulated
  amortization of $45,879 and $169,336                  $3,807,998    $3,803,057
Product software, net of accumulated
  amortization of $19,500 and $66,300                      214,500       167,700
Patents, net of accumulated amortization
  of $13,663 and $46,453                                   150,289       117,499
Customer contracts, net of accumulated
  amortization of $16,207 and $55,103                      110,206        71,309
Unpatented technology, net of accumulated
  amortization of $4,595 and $15,622                        55,136        44,109
Patent license, net of accumulated
  amortization of $22,667                                     --         110,333
Deferred initial public offering expenses                     --         338,372
Deposits                                                    32,286        40,500
Other                                                        7,240           771
                                                        ----------    ----------
                                                        $4,377,655    $4,693,650
                                                        ==========    ==========

     Amortization expense for the year ended April 1, 1994, seven months ended October 30, 1994, five months ended March 31, 1995 and year ended March 29, 1996 amounted to $204,227, $192,806, $99,845 and $276,616, respectively.

     At April 2, 1993, the Company had a $250,000 note receivable from its then president and chief executive officer bearing interest at a rate of 10% per annum. The note became due and payable upon a change in ownership of the Company as defined in compensation agreements between the Company and the Company's preferred stockholders. In connection with a restructuring and the termination of the executive's employment contract during the year ended April 1, 1994, the collectibility of the note became uncertain. Accordingly, the Company recorded restructuring charges of $296,875 representing the entire balance of the note and related accrued interest of $46,875 (see Note 11). In connection with the settlement of severance obligations as discussed in Note 11, this note was not repaid and the Company wrote off the note and related accrued interest during the five months ended March 31, 1995.

7. BORROWINGS UNDER REVOLVING CREDIT AGREEMENT, LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE TO STOCKHOLDERS

Borrowings Under Revolving Credit Agreement

     At March 29, 1996, the Company is able to borrow up to a maximum of $9 million under term and installment notes and a revolving credit agreement pursuant to the terms of the Loan Agreement between the Company and its bank. At March 31, 1995 and March 29, 1996, the Company had outstanding debt of $2,525,000 and $2,857,857, respectively, under term and installment notes and $970,197 and $1,093,735, respectively, under the revolving credit agreement. Amounts borrowed under the revolving credit agreement and installment and term notes are secured by substantially all assets of the Company including accounts receivable, inventories and property and equipment. The borrowing limit under the revolving credit agreement is based upon specified percentages applied to the value of collateral, consisting of accounts receivable and inventories, less amounts outstanding under a $2.2 million term note due November 30, 1997 and varies based upon changes in the collateral value. Interest is payable monthly based upon the greater of the actual outstanding debt balances or $4 million at a variable rate per annum equal to 1(OMEGA)% (2% from October 31, 1994 to February 29, 1996 and 2.75% prior to October 31, 1994) above a base rate quoted by Citibank (9% at March 31, 1995 and 8.25% March 29, 1996). The revolving credit agreement is renewable annually for one year periods unless terminated by the bank upon an occurrence of an event of default or by the Company upon at least 90 days notice. The Company has agreed to pay termination fees of up to 2% of the average monthly borrowings or the minimum loan amount ($4 million), whichever is greater, if the Loan Agreement is terminated on the date other than an anniversary date.

     The Loan Agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the bank, including merging or consolidating, payment of subordinated stockholder debt obligations, declaration or payment of dividends and disposition of assets, among others. Additionally, the Loan Agreement requires the Company to comply with specific financial covenants, including covenants with respect to cash flow, working capital and net worth. Noncompliance with any of these conditions and covenants or the occurrence of any other event of default, if not waived or corrected, could accelerate the maturity of the borrowings outstanding under the Loan Agreement.

     Concurrently with the Acquisition, the Loan Agreement was amended. Pursuant to the amendment, $2.2 million of debt outstanding under the revolving credit agreement was converted into a term note payable on November 30, 1997. Further, the term of the Loan Agreement was extended from May 31, 1995 to November 30, 1997, and the interest rate on amounts borrowed under the terms of the Loan Agreement was reduced by ae%.

     At April 1, 1994, the Company was in default of certain conditions and covenants set forth in the Loan Agreement, including specific covenants with respect to cash flow and net worth. Although the Loan Agreement was amended on June 9, 1994 to provide less restrictive covenants, the Company was in default of the amended cash flow covenant soon thereafter. Pursuant to the June 9, 1994 amendment, the aggregate principal obligation under the installment note was decreased from $500,000 to $465,000, and the Company borrowed an additional $402,500. The expiration date of the Loan Agreement and the due date of the term and installment notes were extended from February 28, 1995 to May 31, 1995. The monthly principal payment under the installment note was increased from $20,833 to $25,000

     The Company remained in default of certain conditions and covenants set forth in the Loan Agreement, including specific financial covenants with respect to cash flow and net worth until October 31, 1994. On October 31, 1994, an amendment to the Loan Agreement, as further amended as of March 31, 1995, provided less restrictive covenants which brought the Company into compliance. Accordingly, obligations outstanding under the terms of the Loan Agreement at March 31, 1995 are classified according to the terms of the respective note agreement. The Company is also in compliance with the covenants and conditions contained in the Loan Agreement at March 29, 1996.

     In May 1996, the Company completed an initial public offering of equity securities (see Note 9). A portion of the proceeds of the initial public offering were used to repay the Company's then outstanding indebtedness pursuant to the Loan Agreement. Accordingly, the Company has classified $1,093,735 of indebtedness outstanding under the revolving credit facility and $2,509,524 of indebtedness outstanding under term and installment notes as long-term obligations at March 29, 1996.

Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations payable at March 31, 1995 and March 29, 1996 consisted of the following:

                                                      March 31,      March 29,
                                                         1995          1996
                                                     -----------    -----------
Loan and Security Agreement
  $2.2 million secured term note, principal
    balance due November 30, 1997                    $ 2,200,000    $ 2,200,000
  $650,000 secured term note, principal
    payable in sixty equal monthly installments
    of $7,738, with remaining principal balance
    due November 30, 1997                                417,857        325,000
  $465,000 secured installment note, principal
    payable in eighteen equal monthly
    installments of $25,000                              240,000           --
Other notes payable
  Unsecured promissory notes, payable in
    sixty equal monthly installments of $21,250,
    including interest at 10% per annum                  203,077           --
  Unsecured non-interest bearing promissory
    note, payable in nineteen equal monthly
    installments of $10,873                              163,101         32,620
  Unsecured non-interest bearing promissory
    note, payable in sixteen equal monthly
    installments of $5,000 and one  installment
    of $7,414                                             56,914           --
Obligations under capital leases                       1,065,835        975,410
                                                     -----------    -----------
                                                       4,346,784      3,533,030
Less - current maturities                               (813,917)      (118,444)
                                                     -----------    -----------
                                                     $ 3,532,867    $ 3,414,586
                                                     ===========    ===========

     During fiscal 1995 and 1996, the Company had outstanding promissory notes payable to a company affiliated with certain officers and employees of the Company bearing interest at a rate of 10% per annum. Outstanding indebtedness pursuant to such promissory notes amounted to $203,077 at March 31, 1995. The notes were paid in full during the year ended March 29, 1996. Interest paid pursuant to such notes during the years ended March 31, 1995 and March 29, 1996 aggregated $48,934 and $9,424, respectively. At October 30, 1994, the Company was in default of the such notes as a result of its failure to make certain royalty payments. However, on November 9, 1994, the Company entered into an amendment agreement which brought the Company into compliance with the terms of the note agreements. Therefore, the note obligations are classified according to their terms at March 31, 1995. The notes were repaid during the year ended March 29, 1996. Pursuant to the amendment agreement, the Company executed a non-interest bearing promissory note in the principal amount of $206,595 representing unpaid royalties as of October 30, 1994. The note is payable in nineteen equal monthly installments of $10,873 commencing on December 11, 1994. The notes were paid in full during the year ended March 29, 1996. The note had an outstanding balance of $163,101 at March 31, 1995 and $32,620 at March 29, 1996.

     In May 1996, the Company completed an initial public offering of equity securities (see Note 9). A portion of the proceeds of the initial public offering were used to repay the Company's then outstanding indebtedness pursuant to the Loan and Security Agreement. Accordingly, the Company has classified $309,524 of indebtedness then outstanding under the $650,000 term note as a long-term obligation at March 29, 1996.

     On November 30, 1990, the Company entered into a capital lease obligation for a one hundred thousand square foot manufacturing facility located in Paducah, Kentucky. The lease, which provides for a monthly payment of $12,681, has an initial term of 51/2 years and is renewable for two additional five-year periods. On March 20, 1996, the initial term of the lease was extended for a period of one year. The Company has an option to acquire the property at the end of the lease term, including renewal periods, at a cost of $10,000. In addition, the Company leases various equipment under capital lease obligations. The present value of future minimum lease payments for assets under capital leases at March 29, 1996 is as follows:

     1997                                                      $   167,913
     1998                                                          152,172
     1999                                                          152,172
     2000                                                          152,172
     2001                                                          152,172
     Thereafter                                                    961,075
                                                               -----------
     Total minimum capital lease obligations                     1,737,676
     Less portion representing interest                           (762,266)
                                                               -----------
     Present value of minimum lease payments                   $   975,410
                                                               ===========

     Aggregate maturities of long-term debt and capital lease obligations outstanding at March 29, 1996 payable during the ensuing five years are as follows:



     1997                                                      $   186,286
     1998                                                        2,481,446
     1999                                                           55,388
     2000                                                           62,222
     2001                                                           69,900
     Thereafter                                                    677,788
                                                               -----------
                                                               $ 3,533,030
                                                               ===========

Notes Payable to Stockholders

     On June 9, 1994, the Company borrowed $400,000 from its preferred stockholders and issued a subordinated master promissory note payable on demand bearing interest at a rate of 10% per annum. This note, by its terms, became due upon the Acquisition and change in ownership of the Company's capital stock. Prior to May 31, 1995, interest accrued was payable at the date of a required principal payment. Interest accrued and unpaid as of May 31, 1995 was to be capitalized into the outstanding principal of the note. Beginning June 30, 1995, interest was payable monthly in arrears. Upon the change in ownership of the capital stock of the Company, a loan preference fee in an escalating amount which, when added to accruing interest, would equal 5% of the outstanding principal for each month that the note was outstanding became immediately due and payable. As described in Note 1, the subordinated master promissory note, together with accrued interest and preference fees aggregating $96,000, were retired in connection with the Acquisition.

     On October 31, 1994, the Company entered into an Investment Agreement with the investors. Pursuant to the terms of the Investment Agreement, the Company borrowed $2.8 million from the investors and issued subordinated promissory notes due November 30, 1999 that bear interest at a rate of 10% per annum. Interest accrued under the terms of the subordinated promissory notes is payable semi-annually beginning May 1, 1995. In May 1996, the Company completed an initial public offering of equity securities (see Note 9). A portion of the proceeds from the May 10, 1996 initial public offering were used to repay the Company's outstanding indebtedness pursuant to the subordinated promissory notes. During the year ended March 29, 1996, the Company paid interest pursuant to the subordinated notes of $279,847. At March 31, 1995 and March 29, 1996, interest accrued pursuant to the terms of the subordinated notes aggregated $115,683 and $116,603, respectively.

8.   ACCRUED LIABILITIES

     Accrued liabilities at March 31, 1995 and March 29, 1996 consisted of the following:

                                                        March 31,      March 29,
                                                          1995           1996
                                                       ----------     ----------
Workers' compensation and employee group
    insurance                                          $  210,480     $  117,546
Salaries, wages and related employee benefits
    and taxes                                             223,126        339,481
Interest                                                  175,652        149,674
Royalties                                                 157,731        273,169
Warranty expense                                          353,318        209,500
Sales and use taxes                                       100,421         24,651
Professional fees                                          83,051         99,136
Environmental costs                                        12,948         12,948
Property taxes                                             36,005         20,840
Bonuses                                                      --           74,790
Other                                                     108,308        150,644
                                                       ----------     ----------
                                                       $1,461,040     $1,472,379
                                                       ==========     ==========

9.   STOCKHOLDERS' EQUITY

Preferred Stock

     The Company is authorized, pursuant to its Certificate of Incorporation as amended on October 31, 1994, to issue up to 100,000 shares of preferred stock, $100 par value, in one or more series or other designations determined by the Board of Directors ("Board") of the Company. The Board is authorized to determine, as to any particular series of preferred stock, the dividend rights including annual dividend rates and whether the dividends shall be cumulative or non-cumulative, redemption provisions, per-share liquidation preferences, voting powers, conversion terms and provisions and any other rights or preferences. No dividends may be paid or declared on the Company's common stock or on any other class of stock ranking junior to the preferred stock, nor shall any shares of common stock or any other class of stock ranking junior to the preferred stock be purchased, retired or otherwise acquired by the Company unless all dividends accrued and payable on preferred shares and all amounts required to retire the preferred shares have been paid out of assets legally available for the payment of such obligations.

     As of March 31, 1995 and March 29, 1996, no preferred stock has been issued, nor has the Board designated any series of preferred stock for issuance or determined any related rights or preferences.

     In connection with the Acquisition, the outstanding shares of the Company's Series A, Series B, Series C and Series E preferred stock at October 30, 1994 were cancelled. The Series A, Series B, Series C, Series E and Series D preferred stock had per-share liquidation preferences of $15, $5, $2.50, $2.50 and $100, respectively, plus declared and unpaid dividends. The shares of preferred stock, except shares of Series D preferred stock, were convertible into an equal number of shares of common stock, subject to certain anti-dilution provisions. Shares of Series A, Series B, and Series C preferred stock were convertible into voting common stock. Shares of Series D variable rate redeemable preferred stock were deemed retired and extinguished and could not be reissued. Shares of Series E preferred stock were convertible into non-voting common stock. In the event the Company consummated a public offering of common stock at a price of at least $10 per share which resulted in net proceeds of at least $5 million, the convertible shares of preferred stock would have automatically converted into common stock.

     Series A, Series B, and Series C preferred shares had voting rights equal to the number of shares of common stock which would be received upon conversion to common shares. The Series D and Series E preferred stock had no voting rights. However, holders of Series E preferred stock had the right to vote as a separate class to the extent entitled under Delaware law and on any merger, recapitalization or reorganization in which shares of Series E preferred stock would have received or would have been exchanged for per-share consideration different from shares of Series C preferred stock or would have otherwise been treated differently from shares of Series C preferred stock, except that shares of Series E preferred stock could have, without such separate class vote, received or been exchanged for non-voting securities which were identical on a per-share basis to voting securities received with respect to or exchanged for the Series C preferred stock.

     The Company could not, without the consent of stipulated percentages of holders of the applicable series of preferred stock, authorize or create any class or series of capital stock ranking, either as to payment of dividends or distribution of assets, prior to or on a parity with such series of convertible preferred stock or alter or change the powers, preferences or rights of such series of convertible preferred stock. Further, the Company could not sell shares of capital stock ranking, either as to payment of dividends or distribution of assets, prior to or on parity with those of convertible preferred stock at prices less than the conversion prices or convertible into common stock at prices less than the conversion prices of convertible preferred stock without such consent(s).

     The aggregate liquidation preference of preferred stock in order of priority at April 1, 1994 were as follows: Series E - $750,000; Series C - $5,851,650; Series B - $1,500,000 and Series A - $4,600,020. On January 24,
1992, the Company and holders of the Series C and Series E preferred stock entered into a Liquidation Rights Agreement. Pursuant to the Liquidation Rights Agreement, the Series C and Series E preferred stock issued in connection with a January 24, 1992 private placement had a senior liquidation preference over the Series C preferred stock outstanding prior to the offering. The Liquidation Rights Agreement provided that the Company shall require subsequent future purchasers of additional shares of Series C and Series E preferred stock to become parties to the Liquidation Rights Agreement.

Common Stock

     The Company is authorized, pursuant to its Certificate of Incorporation as amended on October 31, 1994, to issue up to 10,000,000 shares of common stock, $.01 par value. As described in Note 1, the Company issued 3.5 million shares of common stock on October 31, 1994 pursuant to the terms of an Investment Agreement between the Company, Wexford and certain former investors.

     Holders of voting common stock are entitled to one vote per share on all matters to be voted on by the stockholders. No dividends may be paid or declared on the Company's common stock until all dividends accrued and payable on preferred shares outstanding have been paid.

     In connection with the Acquisition, the outstanding shares of the Company's common stock at October 30, 1994 were cancelled. Prior to the Acquisition, the Company was authorized to issue 11,100,000 shares of common stock, $.05 par value. Non-voting common stock was convertible into an equal number of shares of voting common stock upon occurrence of certain events, including a public offering of securities, a sale of securities to a person that owns or has the right to acquire less than 2% of the outstanding securities of any class of voting securities after the sale and a sale of securities that results in a change in control of the Company.

     Generally, holders of non-voting common stock had no right to vote on any matters to be voted on by the stockholders. However, holders of non-voting shares had the right to vote as a separate class to the extent entitled under Delaware law and on any merger, recapitalization or reorganization in which shares of non-voting common stock would receive or be exchanged for consideration different from shares of voting common stock or would otherwise be treated differently from shares of voting common stock or in which non-voting shares would be exchanged for non-voting securities which were not convertible into voting securities on the same terms as previously provided.

     Further, the Company could not enter into a transaction which would require holders of non-voting common stock to receive voting securities, or securities convertible into voting securities, in excess of limits provided under the requirements of any governmental authority, unless the Company redeemed such shares of non-voting common stock upon consummation of the transaction at a price equal to the per-share value placed upon the Company's common stock in conjunction with the transaction.

Initial Public Offering

     In May 1996, the Company completed an initial public offering of 1,150,000 units (the "Units"), each Unit consisting of one share of common stock and one redeemable warrant ("Redeemable Warrant") at a price of $9.00 per Unit for gross proceeds of $10,350,000. In connection with the offering, the Company issued warrants to the Underwriters to purchase 100,000 shares of Common Stock (the "Underwriter Warrants") for gross proceeds of $10. Net proceeds received by the Company, after underwriting discounts and expenses of $1,231,897, amounted to $9,118,113. The Company has incurred other offering expenses of $338,372 as of March 29, 1996. These expenses have been deferred at March 29, 1996 (see Note 6) and, together with offering expenses incurred subsequent to March 29, 1996, will be charged against the net proceeds of the offering.

     Two Redeemable Warrants entitle the holder thereof to purchase one share of common stock at an exercise price of $11.00 per share. Unless the Redeemable Warrants are redeemed, the Redeemable Warrants may be exercised at any time beginning on May 10, 1996 and ending May 9, 1999, at which time the Redeemable Warrants will expire. Beginning on February 10, 1997, the Redeemable Warrants are redeemable by the Company at its option, as a whole and not in part, at $.05 per Redeemable Warrant on 30 days' prior written notice, provided that the average closing bid price of the common stock equals or exceeds $12.00 per share for 20 consecutive trading days ending within five days prior to the date of the notice of redemption. The Redeemable Warrants will be entitled to the benefit of adjustments in the exercise price and in the number of shares of common stock deliverable upon the exercise thereof upon the occurrence of certain events, including a stock dividend, stock split or similar reorganization.

     The Underwriter Warrants are initially exercisable at a price of $10.80 per share of common stock. The Underwriter Warrants contain anti-dilution provisions providing for adjustments of the number of warrants and exercise price under certain circumstances. The Underwriter Warrants grant to the holders thereof certain rights of registration of the securities issuable upon exercise of the Underwriter Warrants. The Underwriter Warrants may be exercised at any time beginning on May 10, 1997 and ending May 9, 2001, at which time the Underwriter Warrants will expire.

Common Stock Purchase Warrants

     As of April 1, 1994, the Company had outstanding warrants to purchase an aggregate of 312,000 shares of Series C preferred stock at a price of $2.50 per share. The warrants outstanding at April 1, 1994 were cancelled upon consummation of the Acquisition. Generally, the warrants were exercisable for five-year periods beginning either on the issuance date or one year thereafter. The warrant terms provided that the warrants would expire on various dates through March 31, 1996.

     On May 23, 1995, the Company issued a warrant to one of its contract manufacturers to purchase 40,000 shares of common stock, $.01 par value, at a price of $4.00 per share in return for the extension of credit under the terms of a manufacturing agreement between the Company and the contract manufacturer. The warrant is exercisable in whole or in part for a period of five years from the date of issuance, and expires on May 23, 2002, unless terminated earlier upon a breach of the manufacturing agreement by the contract manufacturer. The number of shares of securities covered by the warrant and the exercise price are subject to adjustment upon the occurrence of certain events, including stock splits and reclassification in connection with a merger or consolidation or otherwise.

Stock Options

     On November 1, 1994, the Company's Board of Directors adopted the 1994 Omnibus Stock Plan (the "Stock Plan"). The Stock Plan provides the Board or a committee of the Board with the authority to grant to officers and employees of the Company incentive stock options within the meaning of Section 422A of the Internal Revenue Code and to grant to directors, officers, employees and consultants of the Company non-qualified stock options and restricted stock which do not qualify as incentive stock options. The aggregate number of shares of the Company's common stock that may be issued pursuant to the Stock Plan at March 31, 1995 and March 29, 1996 was 385,000 shares and 635,000 shares, respectively. On May 10, 1995, the stockholders of the Company approved an amendment to the Stock Plan which increased the number of shares of the Company's common stock that may be issued pursuant to the Stock Plan to 635,000 shares. Further, the amendment added a provision that the maximum number of shares with respect to which options may be granted to any one employee shall not exceed 300,000 shares. The Board's authority to grant options under the Stock Plan expires on November 1, 2004. The Stock Plan is administered by a Stock Plan Committee consisting of members appointed by the Board.

     The Board has the authority to determine option periods, the number of shares of common stock subject to options granted and such other terms and conditions under which options may be exercised. The Board also has the authority to determine at which times options or restricted stock may be granted, the purchase price of restricted stock, whether an option shall be an incentive stock option or a non-qualified option, whether restrictions such as repurchase rights are to be imposed on shares subject to options and restricted stock, and the nature of such restrictions. The per-share option price of incentive stock options granted pursuant to the Stock Plan shall not be less than the per-share fair market value, as determined by the Board, of the Company's common stock as of the date of grant, or 110% of the per-share market value with respect to incentive stock options granted to employees owning 10% or more of the total combined voting power of all classes of the Company's stock. Option periods shall not exceed ten years from the date options are granted, or five years with respect to incentive stock options to employees owning 10% or more of the total voting power of all classes of the Company's stock. Options granted under the Stock Plan generally expire 60 days after termination of employment or at the end of the option period stipulated by the Board in the option agreement, whichever is earlier.

     The Board has the authority to accelerate the date of exercise of an option or any installment thereof, unless, in the case of incentive stock options, such acceleration would violate the annual vesting limitations contained in Section 422(d) of the Internal Revenue Code. The exercise prices of options granted pursuant to the Stock Plan are subject to adjustment upon any subdivision, combination, merger, splits, split-up, liquidation, or the like, to reflect such subdivision, combination or exchange. The number of shares of common stock to be received upon exercise of options granted pursuant to the Stock Plan are subject to adjustment upon declarations of stock dividends between the date of grant and the date of exercise of options. Also, the number of shares of common stock reserved for issuance pursuant to the Stock Plan shall be adjusted upon the occurrence of such events.

     The Board may grant restricted stock under the Stock Plan pursuant to a restricted stock agreement. The Board has the authority to determine the number of shares of common stock to be issued and to the extent, if any, to which they shall be issued in exchange for cash and/or other consideration. Shares issued pursuant to restricted stock may not be sold, transferred, pledged, or otherwise disposed of, except by the laws of descent and distribution, or as otherwise determined by the Board for a period as determined by the Board from the date the restricted stock is granted. The Company has the right to repurchase restricted stock at such price as determined by the Board on the date of grant. The repurchase rights are exercisable on such terms as determined by the Board upon the termination of services of the grantee prior to expiration of the restriction on transfer of the shares, failure of the grantee to pay the Company income taxes required to be withheld in respect of the restricted stock or under such other circumstances as the Board may determine.

     The following table summarizes the changes in stock options outstanding under the Stock Plan for the five months ended March 31, 1995 and year ended March 29, 1996:

                                       Incentive   Nonqualified       Option
                                         Stock        Stock            Price
                                        Options      Options           Range
                                      ----------    ---------     --------------

Outstanding at October 31, 1994            --           --              --
Granted during the five months
    ended March 31, 1995                302,000       55,000           $1.00
                                      ----------    ---------
Outstanding at March 31, 1995           302,000       55,000           $1.00
Granted during the year ended
    March 29, 1996                       69,000       20,000       $1.00 - $5.00
Cancelled during the year ended
    March 29, 1996                      (11,750)        --             $1.00
                                      ==========    =========
Outstanding at March 29, 1996           359,250       75,000       $1.00 - $5.00
                                      ==========    =========

     Options granted and outstanding under the Stock Plan are generally exercisable in four equal annual installments beginning on the date of grant. At March 31, 1995, options covering 89,250 shares of common stock were exercisable at an exercise price of $1.00 per share and the Company had reserved 385,000 shares of common stock for issuance pursuant to the Stock Plan. At March 29, 1996, options covering 196,750 shares of common stock were exercisable at exercise prices of $1.00 and $5.00 per share and the Company had reserved 635,000 shares of common stock for issuance pursuant to the Stock Plan.

     On May 10, 1995, the Board of Directors approved the adoption of the 1995 Employee Stock Purchase Plan (the "Employee Plan"). The Employee Plan provides the Board of Directors with the authority to grant to the Company's officers and employees options to purchase 100,000 shares of common stock at a 15% discount as compared to the public market price. However, the Company was unable to issue shares under the plan prior to the initial public offering. Also, no shares may be issued under the plan absent the receipt of an opinion of counsel that all applicable securities laws have been complied with. The rights granted under the Employee Plan are exercisable for an offering period as determined by the Board of Directors, which may not exceed 27 months. No employee may be granted an option under which the employee's right to purchase shares under the Employee Plan first become exercisable at a rate in excess of $25,000 in fair market value (determined at the date of grant) in any calendar year. Also, an employee may not purchase shares in excess of 10% of his or her compensation. The Board of Directors established a Stock Plan Committee to administer the Employee Plan. The Employee Plan was approved by the stockholders of the Company on December 26, 1995.

     In May 1996, the Company offered rights to employees to purchase shares of common stock up to an aggregate amount representing 10% of compensation during the period from May 10, 1996 to November 15, 1996 based on a per-share price representing a 15% discount from the public offering price of the Units ($9.00) or the per-share market value of the common stock on November 15, 1996. The rights of each employee who accepted the Company's offer to participate to exercise the purchase rights granted by the Company expires on November 15, 1996. On such date, the Company will issue shares under the plan with respect to actual payroll deductions and cash contributions of employee participants. Employees may withdraw from the plan at their option and may reduce the extent of their participation to the extent cash contribution commitments are not met. The actual number of shares that may be issued pursuant to the purchase rights granted by the Company will vary based upon compensation of the employee participants and the amounts actually funded by such employees as of November 15, 1996, but shall not exceed the number of shares reserved for issuance pursuant to the Employee Plan.

     On May 10, 1995, the Board approved the adoption of the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides the Board with the authority to grant to directors who are not employees of the Company options to purchase up to 100,000 shares of common stock. The Director Plan is administered by a Stock Plan Committee consisting of members appointed by the Board. Pursuant to the Director Plan, each non-employee director was automatically granted non-qualified options to purchase 10,000 shares of common stock upon the consummation of the Company's initial public offering on May 10, 1996. Thereafter, on September 1 of each year non-employee director of the Company will receive non-qualified options to purchase 3,000 shares of common stock. Any non-employee director who is first appointed or elected after the Company's initial public offering will receive a non-qualified stock option to purchase 3,000 shares of common stock upon such appointment or election and an additional option to purchase 3,000 shares of common stock on each anniversary of his or her election, provided that he or she is then serving as a non-employee director. Options granted upon consummation of the Company's initial public offering become exercisable six months from the date the offering. All other options are exercisable on the anniversary of the date of grant. All options will expire ten years after grant date. Vesting is accelerated in the event of a change of control of the Company. The exercise price of all options will be equal to the fair market value of the common stock on the date of grant. On May 10, 1996, options to purchase 30,000 shares of common stock were automatically granted to non-employee directors at an exercise price of $8.50 per share representing the estimated market value of the Company's common stock included in the Unit. On May 17, 1996, options to purchase 3,000 shares of common stock were granted at an exercise price of $10.781 to a non-employee director elected to the Board on such date.

     On October 31, 1994 upon consummation of the Acquisition, the Company's Incentive Stock Option Plan (the "Plan") adopted by the Board of Directors effective June 1, 1992 was cancelled. The Plan provided the Board with the authority to grant to key employees of the Company incentive stock options to purchase up to a maximum of 300,000 shares of the Company's common stock. Options granted pursuant to the Plan were intended to constitute incentive stock options within the meaning of Section 422A of the Internal Revenue Code.

     The Board had the authority to determine option periods, the number of shares of common stock subject to options granted and such other terms and conditions under which options may be exercised. The per-share option price of options granted pursuant to the Plan was to be equal to or greater than the per-share fair market value, as determined by the Board, of the Company's common stock as of the date of grant, or at least 110% of the per-share market value with respect to options granted to employees owning 10% or more of the total combined voting power of all classes of the Company's stock. Option periods could not exceed ten years from the date options were granted, or five years with respect to options to employees owning 10% or more of the total voting power of all classes of the Company's stock. Options granted under the Plan were to expire upon termination of employment or at the end of the option period stipulated by the Board in the option agreement, whichever was earlier. The Plan specifically limited the aggregate fair market value of options which could be exercised by an employee in any one calendar year to $100,000. The Board's authority to grant options under the Plan was to expire on May 31, 2002. On August 4, 1994, the Board of Directors authorized management to grant options covering 253,500 shares of common stock to employees. However, as of the date of cancellation of the Plan, no options had been granted.

Common Stock Reserved

     At March 29, 1996, the Company has reserved 835,000 shares of common stock for issuance pursuant to the Stock Plan, Employee Plan and Director Plan and 40,000 shares of common stock for issuance pursuant to outstanding warrants. Common stock reserved for issuance pursuant to the Company's stock option and purchase plans and outstanding common stock purchase warrants subsequent to the Company's initial public offering in May 1996 is summarized as follows:

     Stock Option and Purchase Plans                               835,000
     Redeemable Warrants                                           500,000
     Underwriter Warrants                                          100,000
     Common Stock Purchase Warrants                                 40,000
                                                               -----------
                                                                 1,475,000
                                                               ===========

10.  INCOME TAXES

     There was no provision for income taxes for the year ended April 1, 1994, seven months ended October 30, 1994 and five months ended March 31, 1995. The provision for income taxes charged to operations for the year ended March 29, 1996 was as follows:

     Current tax expense:
         Federal                                               $   295,977
         State                                                      80,882
                                                               -----------
         Total current                                             376,859
                                                               -----------
     Deferred tax benefit:
         Federal                                                   (44,343)
         State                                                      (6,201)
                                                               -----------
         Total deferred                                            (50,544)
                                                               -----------
     Total provision                                           $   326,315
                                                               ===========

     Deferred income taxes at March 31, 1995 and March 29, 1996 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with FAS 109. Deferred tax assets and liabilities arising from temporary differences at March 31, 1995 and March 29, 1996 are comprised of the following:

                                                   March 31,         March 29,
                                                      1995              1996
                                                  -----------       -----------
Deferred tax assets:
  Net operating loss carryforwards                  7,918,408         6,596,897
  Inventories                                       1,017,836           900,258
  Accrued liabilities                                 189,992           165,816
  Accrued restructuring charges                        58,248             6,365
  Deferred revenue                                    145,313           145,313
  Accounts receivable                                  78,060            83,528
  Long-term debt                                       40,222            35,976
                                                  -----------       -----------
      Total deferred tax assets                     9,448,079         7,934,153
Deferred tax liabilities:
  Other assets                                        (99,121)          (72,128)
  Property and equipment                              (59,116)          (59,116)
  Depreciation                                       (217,926)          (87,083)
                                                  -----------       -----------
    Total deferred tax liabilities                   (376,163)         (218,327)
                                                  -----------       -----------
Net deferred tax assets                             9,071,916         7,715,826
Valuation allowance                                (9,071,916)       (7,665,282)
                                                  -----------       -----------
                                                  $      --         $    50,544
                                                  ===========       ===========

     The Company adopted FAS 109 effective April 3, 1994. The accounting change with respect to the adoption of FAS 109 had no cumulative effect on income of the Company for the year ended April 1, 1994. However, as a result of the adoption of FAS 109, the Company recorded net deferred tax assets of $5,850,420 at April 1, 1994 and an offsetting valuation allowance.

     The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to income (loss) before income taxes as a result of the following differences:


                                       Year           Seven Months         Five Months            Year
                                      Ended               Ended                Ended              Ended
                                     April 1,          October 30,           March 31,          March 29,
                                       1994               1994                 1995               1996
                                   -----------         -----------         -----------         -----------
Statutory U.S. tax rates           $(1,865,045)        $  (143,944)        $  (362,298)        $   511,253
State taxes, net                          --                  --                  --                47,181
Non-deductible expenses                 31,609              15,479              41,177             102,866
Losses for which no tax
  benefit was provided               1,833,436             128,465             321,121                --
Utilization of loss
  carryforwards                           --                  --                  --              (334,985)
                                   -----------         -----------         -----------         -----------
Effective tax rates                $      --           $      --           $      --           $   326,315
                                   ===========         ===========         ===========         ===========

     The net change in the valuation allowance for deferred tax assets during the year ended April 1, 1994 was an increase of $1,833,436, and was related to the net increase in deferred tax assets created primarily by additional operating loss carryforwards and increases in reserves and accrued restructuring charges. The net change in the valuation allowance for deferred tax assets during the seven months ended October 30, 1994 and five months ended March 31, 1995 was an aggregate increase of $1,388,060, and was related to the net increase in deferred tax assets created primarily by additional operating loss carryforwards, purchase accounting adjustments and deferred revenue offset by decreases in reserves and accrued restructuring charges. The net change in the valuation allowance for deferred tax assets during the year ended March 29, 1996 was a decrease of $1,406,634, and was related to the net decrease in deferred tax assets created primarily by the realization and expiration of net operating loss carryforwards and net deferred tax assets generated during the year. A full valuation allowance was maintained through March 31, 1995 because of the uncertainty of realization of deferred tax assets. During the year ended March 29, 1996, the Company recorded deferred tax assets and benefits of $50,544 with respect to temporary differences generated during the year.

     Income taxes currently payable for the year ended March 29, 1996 were reduced by $454,868 through the utilization of net operating loss carryforwards. The tax benefits from the utilization of acquired net operating loss carryforwards ($101,993) and other deferred tax assets ($110,000) aggregating $211,193 during the year ended March 29, 1996 were used to reduce goodwill related to the Acquisition.

     As of March 29, 1996, the Company has tax net operating loss carryforwards available to reduce future taxable income of approximately $17 million, which expire from 1997 through 2011. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depends predominantly upon the recognition of taxable income. Further, the utilization of these carryforwards is subject to annual limitations as a result of the change in ownership of the Company (as described in Notes 1 and 2) as defined in the Internal Revenue Code. The limitation approximates $210,000 annually and represents the value of the Company's capital stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. This limitation does not reduce the total amount of net operating losses which may be taken, but rather substantially limits the amount which may be used during a particular year. As a result, the Company will be unable to use a significant portion of its net operating loss carryforwards. Therefore, in the event the Company continues to generate profits, such limitations would have the effect of increasing the Company's tax liability and reducing net income if the taxable income during any year exceeds the allowable loss carried forward to that year.

11.  RESTRUCTURING CHARGES AND CREDITS

     During the year ended April 1, 1994, the Company initiated a plan to restructure its operations and reduce its costs and expenses. In connection with this plan, the Company recorded a charge of $2,570,652 consisting of estimated severance obligations and payments pursuant to terminated employment contracts of $1,089,251, loss provisions of $296,875 representing a note receivable and related accrued interest due from the Company's former president, estimated future non-cancelable lease payments and write-downs of facility assets to estimated net realizable value of $894,526, a loss provision of $150,000 related to the termination of certain product lines and other estimated plant shut-down costs of $140,000.

     As a result of the Acquisition and additional financing described in Notes 1 and 2, the Company was able to settle certain severance obligations pursuant to terminated employment contracts and negotiate the termination of certain non-cancelable lease obligations with respect to facilities closed in connection with the restructuring plan initiated in fiscal 1994. The severance and lease obligations were settled on terms more favorable than estimated at April 1, 1994, which resulted in the recognition of restructuring credits of $248,684 and $274,659, respectively, during the seven months ended October 30, 1994. In addition, the Company revised its estimate of certain other severance obligations, and recorded additional restructuring credits of $10,749. Accordingly, during the seven months ended October 30, 1994, the Company realized net restructuring credits of $534,092.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information for the year ended April 1, 1994, seven months ended October 30, 1994, five months ended March 31, 1995, excluding the effects of the Acquisition, and year ended March 29, 1996 consists of the following:

                                   Year    Seven Months  Five Months     Year
                                  Ended        Ended        Ended       Ended
                                 April 1,   October 30,    March 31,   March 29,
                                   1994        1994          1995        1996
                                 --------    --------      --------    --------
Interest paid                    $881,350    $457,019      $225,860    $966,153
Non-cash activities:
  Fixed assets acquired under
    capital leases                 18,685      33,753         9,069        --
  Write-off of property and
    equipment against accrued
    restructuring charges            --       185,777          --          --
  Write-off of property and
    equipment against
    impairment reserve               --       117,807          --          --
  Other current assets
    acquired by assumption
    of debt obligations            12,000     165,102          --       131,594
  Accrued liabilities converted
    to notes payable              243,843        --         206,595        --
  Write-off of inventory
    against accrued
    restructuring charges            --        70,229          --          --
  Write-off of other
    assets against accrued
    restructuring charges            --          --          15,323        --
  Write-off of property and
    equipment against
    accounts payable                 --          --            --         1,600
  Increase in goodwill
    from distribution of
    escrow consideration             --          --            --       329,709
  Decrease in goodwill from
    utilization of acquired tax
    benefits                         --          --            --       211,193

13.  PROFIT SHARING RETIREMENT PLAN

     On January 1, 1995, the Company adopted a 401(k) retirement and profit sharing plan. Eligible employees of the Company who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements may elect to participate in the plan. Employees who elect to become participants in the plan may contribute up to 15% of their compensation to the plan up to a maximum dollar limit established by law. The Company may also
contribute   to  the  plan  at  the   discretion  of  the  Board  of  Directors.
Contributions by the Company may consist of matching contributions, discretionary profit sharing contributions and other special contributions. During the five months ended March 31, 1995 and year ended March 29, 1996, the Company accrued profit sharing and retirement expense of $2,455 and $15,650, respectively, pursuant to discretionary contributions authorized by the Board of Directors for the plan year ending December 29, 1995. Contributions to the plan funded by the Company during the year ended March 29, 1996 amounted to $14,415. Participants are 100% vested with respect to their compensation contributions to the plan. Vesting in Company discretionary contributions begins at 20% after one year of service and increases by 20% annually each year until full (100%) vesting upon five years of service. The plan pays retirement benefits based on the participant's vested account balance. Benefit distributions are generally available upon a participant's death, disability or retirement. Participants generally qualify to receive retirement benefits upon reaching the age of 65. Early retirees generally qualify for benefits provided they have reached age 55 and have completed 5 years of service with the Company. Benefits are payable in lump sums equal to 100% of the participant's account balance.

14.  FOREIGN OPERATIONS

     On September  16, 1991,  the Company  entered into a  Manufacturing  Rights
Agreement (the "Manufacturing Agreement') with an unaffiliated Taiwan corporation. Pursuant to the Manufacturing Agreement, the Company granted the Taiwan corporation the exclusive right to utilize the assets owned by the Company's foreign division for a period of five years to manufacture products for sale to the Company. The Company's minimum purchase volume commitment amounts to $3 million annually. The Manufacturing Agreement provides for the payment of an annual fee of $57,155 to the Company through March 31, 1995. Further, the Taiwan corporation is required to pay certain royalties to the Company based upon sales to customers other than the Company. The Manufacturing Agreement provides that sales prices of products sold to customers other than the Company exceed the Company's purchase prices by at least 20%. Further, the Company has the right of first refusal to make certain sales to customers other than the Company.

     Concurrent with the establishment of the Manufacturing Agreement, the Company's foreign division ceased active operations. The net expenses incurred by the Company in connection with its foreign division aggregated $50,138 for the year ended April 1, 1994, $14,667 for the seven months ended October 30, 1994, $44,037 for the five months ended March 31, 1995 and $75,187 for the year ended March 29, 1996. These net expenses relate primarily to the excess of losses generated from asset dispositions, depreciation and administrative expenses over royalty revenues generated by the Manufacturing Agreement.

15.  COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

     Minimum future rental payments under non-cancellable operating leases with an initial term of more than one year are summarized as follows:

     1997                                                        $ 202,540
     1998                                                          122,591
     1999                                                            6,819
     2000                                                              160
                                                                 ---------
                                                                   332,110
     Less sublease rentals                                         (67,176)
                                                                 ---------
                                                                 $ 264,934
                                                                 =========

     Rental expense approximated $851,000 for the year ended April 1, 1994, $257,000 for the seven months ended October 30, 1994, $176,000 for the five months ended March 31, 1995 and $376,000, net of sublease income of approximately $18,000, for year ended March 29, 1996.

Litigation

     One of the Company's former facilities is currently the subject of evaluation by the Florida Department of Environmental Protection. In addition, the Company has been notified that it is a potentially responsible party with respect to undertaking response actions at certain facilities for the treatment, storage and disposal of hazardous substances operated by unaffiliated parties. In the opinion of management, the ultimate outcome of these environmental issues will not have a material impact on the Company's financial position or its results of operations.

     The  Company  is the  defendant  in a suit  filed by a former  supplier  to collect approximately $400,000 of unpaid obligations recorded in the accompanying consolidated financial statements. The Company is also involved in disputes which are normal in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company's financial position or its results of operations.

     The Company is presently involved in a dispute with the previous contract manufacturer with respect to inventories acquired by the manufacturer for the Company's programs, which approximate $l million, unpaid obligations of the Company of approximately $265,000, unpaid obligations of the contract manufacturer of approximately $125,000 due to the Company, and other matters including an alleged claim of lost profits by the contract manufacturer of approximately $916,000 related to the Company's minimum contract purchase commitment and alleged claims of lost business and expenses of the Company due to the delivery of defective products and the termination of a significant sales agreement. The Company is attempting to settle the dispute with the manufacturer and claims that the manufacturer supplied defective product and that it breached the manufacturing agreement by discontinuing operations prior to the scheduled termination date. However, there is no assurance that the dispute can be settled in the Company's favor, or at all. Also, there is no assurance that the dispute will not escalate into litigation. Should the dispute escalate into litigation, the Company intends to defend and pursue its positions vigorously. However, there is no assurance that the outcome of the dispute or potential litigation related thereto will not have a material effect on the Company's financial position or results of operations.

     During May 1994, the Company settled litigation against a supplier to recover costs and damages attributable to defective components supplied to the Company, and realized a gain of $261,000, net of legal fees of $56,000.

Significant Customers

     The Company's primary customers consist of the regional bell telephone companies. During the year ended April 1, 1994, four of the regional bell telephone companies accounted for 34%, 20%, 19% and 6% of the Company's consolidated sales. During the seven months ended October 30, 1994, three of the regional bell telephone companies accounted for 33%, 23% and 11% of the Company's consolidated sales. During the five months ended March 31, 1995, four of the regional bell telephone companies accounted for 34%, 23%, 11% and 10% of the Company's consolidated sales. During the year ended March 29, 1996, sales to three of the regional bell telephone companies accounted for 47%, 17% and 24% of the Company's consolidated sales. Accounts receivable at March 31, 1995 and March 29, 1996 consists primarily of amounts due from the regional bell telephone companies.

Royalty and License Agreements

     Pursuant to the terms of an asset purchase agreement entered into on January 11, 1991, the Company is obligated to pay royalties equal to 3.5% of sales of microprocessor-based components to a company affiliated with certain officers and employees of the Company. On November 9, 1994, the Company entered into an amendment agreement that provided for the elimination of royalties for the period April 2, 1994 to September 30, 1994. In return, the term of the royalty obligation was extended from December 31, 1995 to June 30, 1996. Royalty expense under this agreement amounted to $301,000 during the year April 1, 1994, $3,900 during the seven months ended October 30, 1994, $93,578 during the five months ended March 31, 1995 and $563,750 during the year ended March 29, 1996.

     The Company has entered into a patent license agreement providing the Company with the exclusive world-wide rights to certain algorithm software covered by a patent application. The Company is obligated to pay license fees aggregating $200,000 at a rate of $50,000 annually over a four year period commencing on the date the patent is issued. Further, the agreement provides for the payment of royalties on products incorporating the licensed software. Minimum royalties payable upon issuance of the patent will range between $125,000 and $500,000 annually during the life of the patent. The term of the license agreement will correspond to the expiration date of the patent upon its issuance. As of March 29, 1996, the patent has not been issued. Accordingly, the Company has not recorded the contingent liability in the accompanying financial statements. Further, as of March 29, 1995, the Company has not sold any products incorporating the licensed software or incurred any royalty obligations under the license agreement.

     In December 1994, the Company sold the rights to certain product software for an aggregate purchase price of $500,000. The Company received an exclusive irrevocable perpetual right to sublicense the software in connection with the sale of products to other customers. In return, the Company agreed to pay royalties equal to the greater of 4.44% of sales or $10 per unit sold. Such royalties would be payable commencing if, and only if, laws, regulations or judicial actions occur which would permit the purchaser of the software to receive such royalty payments. The Company is obligated to repay, three years from the date of the contract, a portion of the purchase price up to a maximum amount of $375,000. The actual amount of any such repayment is dependent upon the amount of aggregate royalties paid pursuant to the agreement. The aggregate refundable amount of $375,000 is recorded as deferred revenue at March 31, 1995 and March 29, 1996. The Company will recognize the deferred revenue as and if earned pursuant to the terms of the agreement.

     In October 1995, the Company entered into a patent license agreement effective as of September 1, 1995 that provided the Company with a non-exclusive paid up license to manufacture and market products embodying certain patented inventions. The Company paid a non-refundable patent license fee of $375,000 consisting of $133,000 in cash and $242,000 of deposit payments made pursuant to the terms of a previous agreement. Previous deposit payments made by the Company in the amount of $242,000 were charged to operations during the years ended April 2, 1993 and April 1, 1994 due to an uncertainty surrounding their realization. Accordingly, the patent license was recorded at an amount of $133,000 representing cash payments pursuant to the terms of the patent license agreement (see Note 6).

Employment Contracts

     On October 31, 1994, the Company entered into an employment contract with one of its executives that provides for minimum annual compensation of $147,200 through December 31, 1997. The contract provides for compensation increases at the discretion of the Board of Directors, additional compensation in the form of bonuses based on performance, benefits equal to those provided to other executives of the Company, reimbursement of business expenses, travel and temporary living expenses and options to purchase shares of the Company's common stock. The agreement provides for annual renewals subsequent to December 31, 1997 at the option of the Company. Termination by the Company without cause entitles the executive to receive his current salary and benefits for the remaining term of the agreement or for a period of six months, whichever is greater. The agreement may be terminated by the executive upon 120 days notice effective on December 31, 1997 or thereafter.

     On October 31, 1994, the Company entered into an agreement with the Chairman of the Board of Directors that provides for minimum annual compensation of $60,000 through December 31, 1997. The agreement provides for additional compensation based on services performed not to exceed $2,500 per month, benefits equal to those provided to other executives of the Company, reimbursement of business expenses and options to purchase shares of the Company's common stock. Termination by the Company without cause entitles the Chairman to receive his current salary and benefits for the remaining term of the agreement or for a period of six months, whichever is greater. The agreement may be terminated by the Chairman upon 90 days written notice. Prior to execution of the Chairman's Agreement, the Chairman provided consulting services, as President of Atlantic Management Associates, Inc., to the Company during the seven months ended October 30, 1994 similar to those provided under the Chairman's Agreement. In addition, Atlantic Management Services, Inc. assisted the Company and its stockholders in their efforts to attract a buyer for the equity of the Company, and received a success fee in connection with the Acquisition of $75,000 representing the compensation for such services. During fiscal 1995, the Company paid Atlantic Management Associates, Inc. $43,000 for consulting services, excluding expenses of $7,386, rendered prior to the date of the Chairman's Agreement. During fiscal 1995, the Company paid the Chairman and Atlantic Management Associates, Inc. $30,231, excluding expenses of $9,419, for services rendered under the terms of the Chairman's Agreement. During the year ended March 29, 1996, the Company paid the Chairman and Atlantic Management Associates, Inc. $66,000, excluding reimbursed expenses of $9,007, for services rendered under the terms of the Chairman's Agreement.

Purchase and Sales Commitments

     On October 21, 1994, the Company entered into a manufacturing agreement that provides for the production of one of the Company's microprocessor-based products. Pursuant to the terms of the manufacturing agreement, the Company committed to purchase $12.243 million of product over an eighteen-month period beginning in December 1994. In addition, on November 11, 1994, the Company entered into a dealer agreement that commits the Company to purchase approximately $3.5 million of product over a two-year period. Purchases under the terms of these agreements fluctuate based on delivery requirements established by the Company. The Company's purchase commitments are not expected to exceed sales requirements. At March 29, 1996, the Company's remaining purchase commitment under the terms of these agreements approximates $4.1 million.

     In December 1994, the Company entered into a supply contract with one of its customers to sell certain products at specified prices over the next three years. The Company's aggregate sales commitment under the agreement approximates $21.3 million. At March 29, 1996, the remaining sales commitment under the terms of the contract approximates $7.8 million.

     In  December  1995,  the  Company  entered  into an  amendment  to a supply contract with one of its customers to supply certain products at specified prices over an eight month period. The Company's aggregate sales commitment under the terms of the amendment approximates $12 million. At March 31, 1996, the remaining commitment under the terms of the amendment approximates $6.1 million.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

     On November 1, 1994, the Company's Board of Directors dismissed Price Waterhouse LLP as the Company's independent auditor and retained Deloitte & Touche LLP as the Company's independent auditor. The report of Price Waterhouse LLP on the Company's consolidated financial statements for the year ended April 1, 1994 included an explanatory paragraph relating to the Company's ability to continue as a going concern. In connection with audit for the year ended April 1, 1994 and through November 1, 1994, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused them to make reference thereto in their report on the Company's consolidated financial statements for such period.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The following table sets forth the names and ages of the directors and executive officers of the Company and the positions and offices held by each of the persons named.

Name                              Age      Position
- ----                              ---      --------

Directors and Executive Officers

Charles E. Davidson               43      Director
Robert M. Davies                  45      Director
Olivier Roussel                   49      Director
D. Thomas Abbott                  42      Director
David R.A. Steadman               59      Chairman of the Board of Directors
Vincent C. Bisceglia              41      Director, President and
                                          Chief Executive Officer
Darold R. Bartusek                49      Vice President, Sales and Marketing
William H. Thompson               43      Vice President, Finance, Chief
                                          Financial Officer  and Secretary
Allen W. Vogl                     48      Vice President, Engineering
M. Winton Schriner                49      Vice President, Operations
Ned Rebich                        55      Vice President, Plant Operations

     Mr. Davidson has served as a director of the Company since November 1, 1994. From November 1994 through December 31, 1995, he served as Chairman of the Board of Wexford Capital Corporation, which served as the investment manager to several private investment funds, including Wexford Partners Fund, L.P. Since January 1, 1995, Mr. Davidson has served as the Chairman and a board member of Wexford Management LLC, a private investment management company which now serves as the investment manager to Wexford Partners Fund, L.P. From 1984 to 1994, he was a partner of Steinhardt Partners, L.P., a private investment firm. From 1977 to 1984, Mr. Davidson was employed by Goldman, Sachs & Co., serving as Vice President of corporate bond trading. Mr. Davidson is Chairman of Board of DLB Oil & Gas, Resurgence Properties Inc. and Presidio Capital Corp. and is a Director of Wahlco Environmental Systems, Inc., an environmental equipment and services company. He holds a B.A degree and an M.B.A. degree from the University of California at Los Angeles.

     Mr. Davies has been a director of the Company since November 1, 1994. From November 1994 through December 31, 1995, he served as Vice President of Wexford Capital Corporation. Since January 1, 1995, Mr. Davies has served as an Executive Vice President of Wexford Management LLC. From September 1993 to May 1994, he was a Managing Director of Steinhardt Enterprises, Inc., an investment banking company, and from 1987 to August 1993, he was Executive Vice President of The Hallwood Group Incorporated, a merchant banking firm. Mr. Davies is a director of Oakhurst Company, Inc., a holding company, and its majority-owned, publicly-traded subsidiary, Steel City Products, Inc., a distributor of auto parts, and of Wahlco Environmental Systems, Inc., an environmental equipment and services company.

     Mr. Roussel has served as a director of the Company since 1986. Mr. Roussel has served Acor S.A., a private investment company, as Chairman and President since 1975. From 1974 to 1977, he served as Vice President of Nobel-Bozel and from 1977 to 1982 as Assistant General Manager of Heli-Union. Mr. Roussel was a Director of Roussel-Uclaf from 1975 to 1982 and Chairman of Eminence S.A from

1987 to 1990. He presently serves as Chief Operating Officer and Director of Vacsyn S.A., a biotechnology company, and as a Director of Bollore Technologies, a public company listed on the Paris Stock Exchange.

     Mr. Abbott was appointed to the Board of Directors of the Company on May 17, 1996 and has served the Company as a director since such date. Since 1995, he has served as Chairman of MeesPierson Holdings Inc., the United States operation of a Dutch merchant bank. From 1993 to 1995, Mr. Abbott was Chairman and CEO of Savin Corporation, an office products company. From 1989 to 1993, he was President of Harvest Group, Inc., a private investment firm. From 1976 to 1988, Mr. Abbott held various executive positions with Bankers Trust Company. Mr. Abbott is a director of International Mezzanine Investment N.V., Precise Holdings Inc., and Coffee Tree Limited. He holds a B.A. degree from Harvard University.

     Mr. Steadman has served as the Company's Chairman since November 1, 1994 and as a consultant since March 1994. He has served as President of Atlantic Management Associates, Inc., a management services firm, since 1988. From 1990 to 1994, Mr. Steadman served as President and Chief Executive Officer of Integra
- - A Hotel and Restaurant Company ("Integra"), and from 1987 to 1988 as Chairman and Chief Executive Officer of GCA Corporation, a manufacturer of automated
capital   equipment   used  in  the   production  of   integrated   circuits  by
semi-conductor device manufacturers. Integra filed a petition for relief under chapter 11 of the United States Bankruptcy Code in July, 1992 and emerged from such proceeding in March, 1994. Mr. Steadman was a Vice President of Raytheon Company, a defense electronics manufacturer, from 1980 to 1987, and served as President of Raytheon Ventures, a venture capital division of Raytheon from 1985 to 1987. Mr. Steadman is a Director of Vitronics Corporation, a manufacturer of
reflow   soldering  ovens  for  the  electronics   industry,   Kurzweil  Applied
Intelligence,   Inc.,  a  voice  recognition  software  company,  Aavid  Thermal
Technologies,   Inc.,  a  provider  of  thermal  management   products  for  the
semiconductor industry, and Wahlco Environmental Systems, Inc., an environmental equipment and services company.

     Mr. Bisceglia has served as a director and as President and Chief Executive Officer of the Company since February 1994. He has served the Company in various capacities since 1986, including consultant, Vice President of Sales and Marketing and Executive Vice President. From 1982 to 1986, Mr. Bisceglia was employed as Executive Vice President of Transaction Management, Inc., a manufacturer of point-of-sale systems. Between 1978 and 1982, he held senior marketing positions with National Semiconductor-DTS and Siemens-Nixdorf Computer Corporation. Mr. Bisceglia holds a M.B.A. degree from Suffolk University and a B.B.A. degree from the University of Massachusetts.

     Mr. Bartusek has served the Company in various capacities since 1991 including Vice President of Sales and Marketing, Vice President of Worldwide Sales and Vice President and General Manager of the Company's Smart Product Business. From August 1989 to January 1991, Mr. Bartusek served as Vice President of Marketing of the Public Communication Systems Division of Executone Information Systems, Inc., a supplier of smart payphone systems. From 1973 to 1988, Mr. Bartusek served GTE Communication Systems Corporation in various capacities including Director of Public Communications and Director of Advertising and Sales Promotion. Mr. Bartusek holds a B.B.A. degree from Mankato State University.

     Mr. Thompson has served the Company in various capacities since July 1990 including Secretary, Vice President of Finance and CFO and Vice President of Finance. Prior to joining the Company, Mr. Thompson was employed by Cardiac Control Systems, Inc., a publicly-held medical device manufacturer, as Controller and as Vice President of Finance from May 1983 to May 1988 and as Executive Vice President of Operations and Finance from May 1988 to June 1990. Between June 1974 and May 1983, he held various positions, most recently Audit Manager, with Price Waterhouse LLP, certified public accountants. He is a certified public accountant in the State of Florida and holds a B.S. degree in accountancy from Florida State University.

     Mr. Vogl has served the Company since 1981 in various capacities including Vice President of Engineering and Executive Vice President and Chief Scientist. Between 1972 and 1981, he was employed in various engineering and research and development capacities by Harris Corporation and Storage Technology Corporation.

     Mr. Schriner was recently appointed Vice President of Operations of the Company. Previously he served the Company as Director of Contract Manufacturing since August 1994. From 1991 to 1993, he served the Company in various capacities including Vice President of Operations, Director of Marketing and Director of Engineering. Prior to joining the Company, he served BellSouth Telecommunications Company for a period of 12 years in various management capacities with duties ranging from public communications to strategic planning and executive support. He holds a B.S. degree in Industrial Education and an M.S. degree in Vocational Rehabilitation from the University of Wisconsin.

     Mr. Rebich has served the Company since 1986 in various manufacturing management positions, including Vice President of Plant Operations, Vice President and General Manager of the Company's Service Business, Director of Operations and General Manager. Between 1981 and 1986, Mr. Rebich served Comdial, a business communications company, in various operating positions, including General Manager. Prior to that, he held various operating positions, including Manager of Quality, Quality Engineer and Manufacturing Supervisor, with Stromberg-Carlson over a period of 19 years.

Compliance With Section 16(a) of the Securities and Exchange Act of 1934

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own beneficially more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of such securities of the Company. Directors, executive officers and persons who own beneficially more than ten percent of a registered class of the Company's equity securities are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

     During the fiscal year ended March 29, 1996, the Company's directors, executive officers and persons who own beneficially more than ten percent of a registered class of the Company's equity securities were not subject to such filing requirements.

     The Company's directors, executive officers and persons who own beneficially more than ten percent of a registered class of the Company's equity securities became subject to Section 16(a) requirements on May 10, 1996, the effective date of the Company's Form S-1 Registration Statement. To the
Company's knowledge, based solely on review of copies of initial reports furnished to the Company, the initial reports of Messrs. Davidson, Davies, Roussel, Steadman, Abbott and Bisceglia, directors of the Company, were filed late, and the initial reports of ownership of the Company's securities of Messrs. Bartusek, Thompson, Vogl, Schriner and Rebich, executive officers of the Company, were filed late. Messrs. Davidson, Davies and Roussel may be deemed to be beneficial owners of 10% or more of the Company's Common Stock (see Item 12 - "Security Ownership of Certain Beneficial Owners and Management") by reason of their respective affiliations with Wexford and Acor S.A. Wexford Partners Fund, L.P. and Acor S.A. are beneficial owners of 10% or more of the Company's Common Stock (see Item 12 - "Security Ownership of Certain Beneficial Owners and Management"). To the Company's knowledge, based solely on review of copies of initial reports furnished to the Company, the initial reports of Wexford Partners Fund, L.P. and Acor S.A. were also filed late.

Item 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the compensation paid by the Company for services performed on the Company's behalf during the fiscal years ended March 31, 1995 and March 29, 1996 with respect to the Company's President and Chief Executive Officer and the Company's other executive officers whose compensation exceeded $100,000 during the years ended March 31, 1995 and March 29, 1996.


                                               Annual Compensation                 Long-Term
                                        ----------------------------------       Compensation
                                                              Other Annual          Awards              All Other
       Name and                           Salary     Bonus    Compensation   Securities Underlying    Compensation
  Principal Position             Year    (1) (2)      (3)       (4) (5)       Options (in Shares)        (6) (7)
  ------------------             ----   --------   --------   ------------    ------------------      ------------
David R.A. Steadman
  Chairman of the Board          1996   $ 66,000   $   --       $   --                   15,000         $  6,972
  of Directors                   1995     73,231     75,000         --                   50,000            3,024

Vincent C. Bisceglia
  President and                  1996    147,200       --         26,915                   --              5,827
  Chief Executive Officer        1995    121,970     52,500       37,405                150,000            3,890

Allen W. Vogl
  Vice President,                1996    108,400       --         31,824                 15,000            6,289
  Engineering                    1995    103,814     35,000       38,269                 15,000            5,605

William H. Thompson
  Vice President,
  Finance, CFO and               1996    107,536       --           --                   10,000            5,967
  Secretary                      1995    102,986     35,000       40,147                 30,000            5,735

Darold R. Bartusek
  Vice President,                1996    104,000       --           --                   15,000            6,129
  Sales and Marketing            1995     99,600     17,500         --                   15,000            5,277


(1) Effective April 1, 1994, the annual salaries of the Company's executive officers and other employees with an annual salary in excess of $50,000, were reduced by 10%. On November 1, 1994, the Board of Directors authorized the reinstatement of annual salary amounts existing prior to the April 1, 1994 salary reduction.

(2) The annual salary reported in this Summary Compensation Table for Mr. Steadman represents amounts paid to Mr. Steadman or Atlantic Management Associates, Inc. for consulting services rendered to the Company. The amount reported excludes business expense reimbursements to Mr. Steadman and Atlantic Management Associates, Inc. See Item 10 - "Directors and Executive Officers of the Registrant" and "Compensation of Directors," below.

(3) Bonuses during the year ended March 31, 1995 include a $75,000 success fee paid to Atlantic Management Associates, Inc. in connection with the Acquisition and executive bonuses paid pursuant to the terms of Executive Retention Agreements entered into between the executive officers named in this Summary Compensation Table, among others, and the Company effective as of June 8, 1994. The purposes of the Executive Retention Agreements were to retain the executives in the employ of the Company during the Company's efforts to effect a change in ownership of the Company and to provide incentive to further the objectives of the Company's stockholders. The Executive Retention Agreements provided for the payment of such bonuses upon a change in control of the Company based upon a specified percentage set forth in the respective Executive Retention Agreement applied to the value of a transaction which resulted in a change in ownership. On October 31, 1994, a change in ownership of the Company as contemplated under the terms of the Executive Retention Agreements occurred, and the Board of Directors authorized payment of the retention bonuses as of November 1, 1994. See Item 13 - "Certain Relationships and Transactions" and Item 1 - "Business -- Development of the Company." Also, see Item 10 "Directors and Executive Officers of the Registrant" and "Compensation of Directors," below.

(4) The Company reimburses or pays on the behalf of Mr. Bisceglia and Mr. Vogl travel expenses to and from the Company and their respective residences, in addition to temporary living and all other business expenses incurred on the Company's behalf. Other compensation reported in this Summary Compensation Table with respect to Mr. Bisceglia and Mr. Vogl represents the estimated incremental costs to the Company relating to reimbursements and payments of travel expenses to and from the Company and their respective residence and temporary living expenses.

(5) Other compensation reported in this Summary Compensation Table with respect to Mr. Thompson represents reimbursement of relocation costs and expenses incurred by Mr. Thompson with respect to his relocation from Pennsylvania to Georgia in connection with the relocation of corporate headquarters.

(6) All other compensation includes the cost to the Company with respect to split-dollar universal life insurance and long-term disability insurance provided to executive officers of the Company.

(7) Excludes compensation received by the executive officers with respect to term life, medical and dental benefits pursuant to the Company's group insurance plan available to all full-time employees of the Company.

Option Grants in the Last Fiscal Year

     The following table sets forth options to purchase the Company's Common Stock (options) granted to the directors and executive officers named in the Summary Compensation Table during the fiscal year ended March 29, 1996 together with the percentage of such options to the total number of options granted to directors, executive officers and employees of the Company during the year ended March 29, 1996, the exercise price and expiration date of options granted to the named directors and executive officers, and the potential realizable value at assumed annual rates of stock price appreciation for the option term.


                                                                                           Potential Realizable Value at
                                                  Individual Grants                            Assumed Annual Rates of
                            -------------------------------------------------------------     Stock Price Appreciation
                                              % of Total                                          for Option Term
                                Options       Options to       Exercise                       ------------------------
                                Granted        Employees        Price        Expiration         5%               10%
              Name          (in Shares) (1)   During Year   ($ per Share)       Date          (in $)            (in $)
              ----          ---------------   -----------   -------------   -------------     -------         --------
David R.A. Steadman (2)         15,000            17%            5.00       February 2006     41,373           117,837
Darold R. Bartusek              15,000            17%            5.00       February 2006     41,373           117,837
Allen W. Vogl                   15,000            17%            5.00       February 2006     41,373           117,837
William H. Thompson             10,000            11%            5.00       February 2006     27,583            78,558


(1) The options granted to the named individuals are exercisable in four equal annual installments beginning on the date of grant and expire 10 years from the date of grant.

(2) Mr. Steadman's options become exercisable in their entirety in the event that neither Wexford nor one of the investment funds controlled by Wexford owns at least 51% of the Company's outstanding voting stock. In addition, in the event that shares of the Company's capital stock are sold at a per share price less than the exercise price, the exercise price of Mr. Steadman's options shall be reduced to such lesser price and the number of unexercised options shall be increased to the extent that the total purchase price of unexercised options shall equal the total purchase price of unexercised options before such transaction. Also, Mr. Steadman's options are not subject to cancellation upon termination of employment unless such termination is for cause or results from voluntary resignation. Further, the option agreements provide that in the event Mr. Steadman's employment is terminated for reasons other than cause, or on or before the third anniversary of the grant date, if the Company's stock is not traded on a national securities exchange or on the Nasdaq National Market System, then upon the written request of Mr. Steadman, the Company shall purchase unexercised options held by him at a price equal to the difference between the market value of the underlying stock and the option exercise price.

Aggregate Option Exercises in the Last Fiscal Year and Year-End Option Values

     The following table sets forth, as to the directors and executive officers named in the Summary Compensation Table, the number of exercisable options and the number of unexercisable options outstanding at March 29, 1996 and the value of outstanding exercisable and unexercisable in-the-money options at March 29, 1996 based on an estimated fair market value of $5.00 per share. No options were exercised during the 1996 fiscal year.


                                   Number of Securities             Value of Unexercised
                                  Underlying Unexercised           In-the-money Options at
                              Options at Fiscal Year End (1)           Fiscal Year End
                              -----------------------------     -----------------------------
         Name                 Exercisable     Unexercisable     Exercisable     Unexercisable
         ----                 -----------     -------------     -----------     -------------
David R.A. Steadman (2)          28,750           36,250         $ 100,000        $ 100,000
Vincent C. Bisceglia (2)         75,000           75,000           300,000          300,000
Darold R. Bartusek               11,250           18,750            30,000           30,000
Allen W. Vogl                    11,250           18,750            30,000           30,000
William H. Thompson              17,500           22,500            60,000           60,000


(1) The options granted to the named individuals are exercisable in four equal annual installments beginning on the date of grant and expire 10 years from the date of grant.

(2) Mr. Steadman's and Mr. Bisceglia's options become exercisable in their entirety in the event that neither Wexford nor one of the investment funds controlled by Wexford owns at least 51% of the Company's outstanding voting stock. In addition, in the event that shares of the Company's capital stock are sold at a per share price less than the exercise price, the exercise price of Mr. Steadman's and Mr. Bisceglia's options shall be reduced to such lesser price and the number of unexercised options shall be increased to the extent that the total purchase price of unexercised options shall equal the total purchase price of unexercised options before such transaction. Also, Mr. Steadman's and Mr. Bisceglia's options are not subject to cancellation upon termination of employment unless such termination is for cause or results from voluntary resignation. Further, the option agreements provide that in the event Mr. Steadman's or Mr. Bisceglia's employment is terminated for reasons other than cause, or on or before the third anniversary of the grant date, if the Company's stock is not traded on a national securities exchange or on the Nasdaq National Market System, then upon the written request of Mr. Steadman or Mr. Bisceglia, the Company shall purchase unexercised options held by them at a price equal to the difference between the market value of the underlying stock and the option exercise price.

     During the years ended March 31, 1995 and March 29, 1996, none of the options granted to the directors and executive officers of the Company were exercised.

Report on Executive Compensation in Fiscal Year 1996

     This report has been prepared by the Compensation Committee and the Stock Plans Committee of the Board of Directors and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the 1996 fiscal year. All members of the Stock Plans Committee are non-employee directors and a majority of the Compensation Committee are non-employee directors. Reference is made generally to the information under "Employment Agreements," below.

     Compensation Policy. The overall intent in respect of executive officers is to establish levels of compensation that provide appropriate incentives in order to command high levels of individual performance and thereby increase the value of the Company to its stockholders, and that are sufficiently competitive to attract and retain the skills required for the success and profitability of the Company. The principal components of executive compensation in fiscal 1996 were salary and stock options.

     Chief Executive Officer's Compensation. The Chief Executive Officer's salary, bonus and stock option is the subject of an agreement entered into between the Company and Mr. Bisceglia. The compensation was determined to be appropriate by the members of the Board of Directors based on the nature of the position; the expertise and responsibility that the position requires; his prior experience as an officer of the Company; and the subjective judgement of the members of a reasonable compensation level.

Other Executive Officers.

     Mr. Steadman. Mr. Steadman's compensation is the subject of agreements negotiated between him and the Company and was based on Mr. Steadman's extensive operating and financial experience over many years and on the subjective judgement of directors of a reasonable compensation level.

     Salary. The other executives are long term employees of the Company. Accordingly, the salary of each executive was based on the level of his prior salary and the subjective judgement of the members of the Compensation Committee as to the value of the executive's past contribution and potential future contribution to the profitability of the business.

     Bonuses. No bonuses were paid in fiscal 1996.

     Stock Options. The Committees believe that stock ownership by executive officers is important in aligning management's and stockholders' interests in the enhancement of stockholder value over the long term. The exercise price of stock options is equal to the fair market value of the Common Stock on the date of grant. The stock option grants made to executive officers in 1996 were based on (i) the executives' services to the Company during the year and prior years;
(ii) the fact that their compensation was reduced as a result of the financial condition of the Company in prior years; and (iii) the recommendation of the Chief Executive Officer, and were in amounts deemed in the subjective judgement of the Committees to be appropriate.

     Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code (enacted in 1993) generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executives. The Company's non-incentive based compensation payable to any one executive officer is currently and for the foreseeable future unlikely to reach that threshold.

     This report shall not be deemed incorporated by reference into any filings of the Company with the Securities and Exchange Commission by implication or by any reference in any such filings to this report.

The Stock Plans Committee:

     Charles E. Davidson
     Robert M. Davies

The Compensation Committee:

     Charles E. Davidson
     Robert M. Davies
     David R. A. Steadman

Employment Agreements

     On  October  31,  1994,  the  Company  and Mr.  Bisceglia  entered  into an employment agreement for a term commencing on October 31, 1994 and ending on December 31, 1997, subject to certain termination provisions. Pursuant to the agreement, Mr. Bisceglia serves as the President and Chief Executive Officer and as a director of the Company. Mr. Bisceglia receives an annual base salary of $147,200 per year, which is subject to annual review for merit and other increases at the discretion of the Board of Directors as of January 1, 1996 and each year thereafter. Pursuant to the terms of the agreement, Mr. Bisceglia is entitled to the same benefits made available to the other senior executives of the Company on the same terms and conditions as such executives. The agreement provides that the Company will reimburse and/or pay on Mr. Bisceglia's behalf up to $4,000 per month of temporary living expenses, including travel to and from the Company and Mr. Bisceglia's residence, until the Company requires Mr. Bisceglia to relocate, at the Company's expense, to the Company's headquarter location. Mr. Bisceglia is also entitled to receive an incentive bonus for each fiscal year during the term of the agreement equal to 2% of the operating profits of the Company, defined as net income before taxes, amortization and depreciation, interest, gains and losses arising from revaluation of assets, and charges or allocations by a parent or affiliated company except to the extent that such charges are for expenses that directly relate to the operations of the Company. During the year ended March 29, 1996 accrued bonuses of approximately $71,400 pursuant to the terms of the agreement. Mr. Bisceglia also received, pursuant to the terms of the Employment Agreement, options to purchase 150,000 shares of Common Stock at an exercise price of $1.00 per share under the Company's 1994 Omnibus Stock Plan. Such options become exercisable in four equal annual installments commencing on the date of grant. Notwithstanding, the options become exercisable in the event of a change in ownership of the Company or upon a sale of substantially all of the assets of the Company. The options expire ten years from the date of grant, unless earlier terminated upon termination of Mr. Bisceglia's employment for cause or upon Mr. Bisceglia's resignation. The agreement contains provisions that require the Company, at the option of Mr. Bisceglia, to purchase unexercised options at market value if Mr. Bisceglia's employment is terminated by the Company for reasons other than cause. Otherwise, the options remain in effect until their expiration date. Also, if the agreement is terminated by the Company without cause, Mr. Bisceglia is entitled to receive the amount of compensation and to receive benefits remaining under the term of the agreement or for a six month period, whichever is greater. The agreement automatically renews for additional one-year periods unless the Company provides 180-day notice of non-renewal or Mr. Bisceglia provides 120-day notice of termination on December 31, 1997, or any date subsequent thereto. Pursuant to the agreement, Mr. Bisceglia shall be indemnified by the Company with respect to claims made against him as a director, officer, and/or employee of the Company or any subsidiary of the Company to the fullest extent permitted by the Company's Certificate of Incorporation, by-laws and the General Corporation Law of the State of Delaware.

     On October 31, 1994, the Company and Mr. Steadman entered into a Chairman's Agreement for a term commencing on October 31, 1994 and ending on December 31, 1997. Pursuant to the terms of the agreement, Mr. Steadman provides consulting services to the Company on general business matters, operational matters, and financial matters and participates as a member of any Executive Committee established by the Board, and receives compensation therefor of $5,000 per month, in addition to reimbursement of business expenses. Further, with respect to services performed outside of the New England area, Mr. Steadman receives additional compensation of $500 per day or part thereof. However, Mr. Steadman's maximum compensation in any one month cannot exceed $7,500. Mr. Steadman is also entitled to participate in employee benefit plans made available to other senior executives of the Company including family medical insurance coverage, group life insurance coverage, in any 401(k) retirement plan maintained by the Company and disability coverage on the same basis as such other senior executives. Pursuant to the terms of the Chairman's Agreement and the Company's 1994 Omnibus Stock Plan, the Company granted to Mr. Steadman a non-qualified option to purchase 50,000 shares of Common Stock at an exercise price of $1.00 per share. On February 5, 1996, the Board of Directors granted to Mr. Steadman an incentive stock option to purchase 15,000 shares of Common Stock at an exercise price of $5.00 per share. The options become exercisable in four equal installments annually over a three-year period beginning on the date of grant. As of March 31, 1996, options to purchase 28,750 shares of Common Stock are exercisable by Mr. Steadman. Prior to execution of the Chairman's Agreement, Atlantic Management Associates, Inc., of which Mr. Steadman is President, provided consulting services to the Company during the seven months ended October 30, 1994 similar to those provided under the Chairman's Agreement. In addition, Atlantic Management Associates, Inc. assisted the Company and its stockholders in their efforts to attract a buyer for the equity of the Company, and received a success fee in connection with the Acquisition of $75,000 as compensation for such services. During fiscal 1995, the Company paid Atlantic Management Associates, Inc. $43,000 for consulting services, excluding expenses of $7,386, rendered prior to the date of the Chairman's Agreement. During fiscal 1995, the Company paid Mr. Steadman and Atlantic Management Associates, Inc. $30,231, excluding expenses of $9,419, for services rendered under the terms of the Chairman's Agreement. During the year ended March 29, 1996, the Company paid Mr. Steadman and Atlantic Management Associates, Inc. $66,000, excluding reimbursed expenses of $9, 007, for services rendered under the terms of the Chairman's Agreement. The Chairman's Agreement may be terminated and Mr. Steadman may be removed from the Board by the shareholders at any time. If Mr. Steadman is removed from the Board for cause, he is entitled to receive compensation for services rendered through the date of termination. If Mr. Steadman is removed from the Board for reasons other than cause, he is entitled to receive compensation for the remaining term of the Chairman's Agreement or for a period of six months, whichever is greater. Mr. Steadman may terminate the Chairman's Agreement upon 90 days written notice. See Item 13 `Certain Relationships and Transactions."

Compensation of Directors

     Directors are elected at the annual meeting of stockholders to serve during the ensuing year or until a successor is duly elected and qualified. Directors are reimbursed for their costs incurred in attending Board of Director meetings.

     On May 10, 1995, the Board of Directors adopted of the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"), which was approved by the Company's stockholders on December 26, 1995. The Director Plan provides for automatic annual grants to non-employee directors of options to purchase shares of Common Stock. A maximum of 100,000 shares of Common Stock are authorized for issuance under this plan. The Stock Plans Committee appointed by the Board of Directors is authorized to administer the Director Plan. Under the Director Plan, each non-employee director serving at the consummation of the Company's initial public offering on May 10, 1996 (Messrs. Davidson, Davies and Roussel) was automatically granted non-qualified options to purchase 10,000 shares of

Common Stock at exercise prices of $8.50 per share. Thereafter, on each September 1 of any year in which such persons are serving as non-employee directors, they will receive non-qualified stock options to purchase an additional 3,000 shares of Common Stock. Any non-employee director who is first appointed or elected after May 10, 1996 will receive a non-qualified stock option to purchase 3,000 shares of Common Stock upon such appointment or election and an additional option to purchase 3,000 shares of Common Stock on each anniversary of his or her election, provided that he or she is then serving as a non-employee director. On May 17, 1996, Mr. Abbott was granted an option to purchase 3,000 shares of Common Stock at an exercise price of $10.78 per share. The options to purchase 30,000 shares of the Company's Common Stock granted on May 10, 1996 become exercisable six months from the date of grant. All other options under the Director Plan are exercisable on the first anniversary of the date of grant. All options expire ten years after the grant date. Vesting is accelerated in the event of a change of control of the Company. The Director Plan provides that the exercise price of all options granted pursuant to the plan be equal to the fair market value of the Common Stock on the date of grant.

Compensation Committee Interlocks and Insider Participation

     Prior to the formulation of the Compensation Committee, the Company's former Board of Directors, including Mr. Bisceglia, President and Chief Executive Officer, Mr. Roussel and Mr. William Geary, a representative of one of the former stockholders of the Company, participated in deliberations concerning executive compensation during fiscal 1995. Mr. Roussel and Mr. Geary did not serve the Company as executive officers or employees during the year ended March 31, 1995, nor were they former executive officers or employees of the Company. The Board of Directors elected by the stockholders on November 1, 1994 established the Compensation Committee at their initial meeting on November 1, 1994. Mr. Steadman provides consulting services to the Company pursuant to the terms of the Chairman's Agreement and has been a member of the Compensation Committee since November 1, 1994. Mr. Davidson and Mr. Davies, the other members of the Compensation Committee, do not serve, nor have they formerly served, as executive officers or employees of the Company. No executive officer of the Company serves or served on the compensation committee of another entity during fiscal 1996 and no executive officer of the Company serves or served as a director of another entity who has or had an executive officer serving on the Board of Directors of the Company.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of May 31, 1996, the number of shares of the Company's outstanding Common Stock beneficially owned by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) each director of the Company and each executive officer named in the Summary Compensation Table (see Item 10 - "Directors and Executive
Officers of the Registrant" and Item 11 - "Executive Compensation"), and (iii) all of the Company's directors and executive officers as a group. Except as noted below, the address for each such person is c/o Technology Service Group, Inc., 20 Mansell Court East, Suite 200, Roswell, GA 30075.

                                                                      Shares Under        Total Shares     Percentage
   Name and Address of                            Number of       Exercisable Options      Benefically     Benefically
     Beneficial Owner                        Shares Owned (1)       and Warrants (2)          Owned           Owned
   -------------------                       ----------------    --------------------      -----------     -----------
Wexford Partners Fund, L.P. (3)
  411 W. Putnam Avenue
  Greenwich, CT 06830                           2,444,286                                   2,444,286           53%

Acor S.A. (3)
  17, Rue du Colisee
  Paris, France 75008                             454,386                                     454,386           10%

Firlane Business Corp. (3)
  Box 202
  1211 Geneva 12 Switzerland                      235,028                                     235,028            5%

A.T.T. IV, N.V. (3)
  c/o Applied Telecommunications
 Technologies, Inc.
  20 William Street
  Wellesley, MA 02181                             366,300             183,150                 549,450           11%

David R.A. Steadman                                                    28,750                  28,750            1%
Vincent C. Bisceglia                                  200              75,000                  75,200            2%
Allen W. Vogl                                         100              11,250                  11,350            *
William H. Thompson                                                    17,500                  17,500            *
Darold R. Bartusek                                                     11,250                  11,250            *
Charles E. Davidson (4)                         2,444,286                                   2,444,286           53%
Robert M. Davies (5)                            2,444,286                                   2,444,286           53%
Olivier Roussel (6)                               454,386                                     454,386           10%
All Officers and Directors as a group,
  ten persons (7) (8)                           2,898,972             155,000               3,053,972           64%


- ----------
* Less than 1%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 (the "Exchange Act"). Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days from the date beneficial ownership is set forth herein upon the exercise of options or warrants.

     Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by other persons) and which are exercisable within 60 days of the date beneficial ownership is set forth herein have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) The Company, Wexford, Acor S.A., Firlane Business Corp. and A.T.T. IV, N.V. ("ATTI") entered into a Stock Purchase Agreement on May 3, 1996. See Item 1
     - "Business--Stock Purchase Agreement." Pursuant to the terms of the Stock Purchase Agreement, Wexford, Acor S.A. and Firlane Business Corp. sold to ATTI an aggregate of 366,300 shares of Common Stock at a price of $8.14 per share and options to purchase an additional 183,150 shares of Common Stock at an exercise price of $11.00 per share (the "Options") at a price of $.10 per Option. Wexford sold 285,714 shares and Options to purchase 142,857 shares. Acor S.A. sold 53,114 shares and Options to purchase 26,557 shares. Firlane Business Corp. sold 27,472 shares and Options to purchase 13,736 shares. The consideration received by Wexford, Acor S.A. and Firlane Business Corp. pursuant to the terms of the Stock Purchase Agreement was $2,339,998, $435,004 and $224,995, respectively. If the Options were exercised in full, Wexford would beneficially own 2,301,429 (49%) shares, ACOR would beneficially own 427,829 (9%) shares, Firlane would beneficially own 221,292 (5%) shares, and ATTI would beneficially own 549,450 shares (11%). The number of shares of outstanding Common Stock beneficially owned by Mr. Davies and Mr. Davidson would be 2,301,429 shares or 49% of the outstanding Common Stock upon exercise of the Options. The number of shares outstanding Common Stock beneficially owned by Mr. Roussel would be 427,829 shares or 9% of the outstanding Common Stock upon exercise of the Options. In connection with the Stock Purchase Agreement, the parties entered into an Amended and Restated Stockholders' Agreement. See Item 13 - "Certain Relationships and Transactions."

(4) The number of shares owned by Mr. Davidson represent shares owned by Wexford Partners Fund, L.P., of which Mr. Davidson is an affiliate. Mr. Davidson disclaims beneficial ownership of such shares.

(5) The number of shares owned by Mr. Davies represent shares owned by Wexford Partners Fund, L.P. of which Mr. Davies is an affiliate. Mr. Davies disclaims beneficial ownership of such shares.

(6) The number of shares owned by Mr. Roussel represent shares are owned by Acor, S.A., of which Mr. Roussel is Chairman and President. Mr. Roussel disclaims beneficial ownership of such shares.

(7) The number of shares owned by all officers and directors as a group includes 2,444,286 shares held by Wexford Partners Fund, L.P, of which Mr. Davidson and Mr. Davies are principals, each of whom disclaim beneficial ownership of Wexford's shares.

(8) The number of shares owned by all officers and directors as a group includes 454,386 shares held by Acor, S.A. of which Mr. Roussel disclaims beneficial ownership.

     Wexford beneficially owns approximately 53% of the outstanding Common Stock at May 31, 1996. As a result, Wexford is able to control most matters requiring approval by the stockholders of the Company, such as the election of directors and a merger or consolidation of the Company. Under certain circumstances, such control could prevent stockholders from recognizing a premium over the then current market price for their Common Stock.

     At May 31, 1996, the Company has 4,650,000 shares of Common Stock outstanding. Of such shares, the 1,150,000 shares sold in the Offering are freely tradeable in the public market (other than shares acquired by "affiliates" of the Company as such term is defined by Rule 144 under the Securities Act of 1933, as amended (the "Securities Act")). The 3,500,000 remaining shares (the "Restricted Shares"), representing 75% of the outstanding shares of Common Stock, will be "restricted securities" as that term is defined in Rule 144. Restricted securities may only be sold pursuant to a registration statement under the Securities Act or an applicable exemption thereunder, such as the exemption made available by Rule 144. Generally, the Restricted Shares will not be eligible for sale in the public market pursuant to Rule 144 until two years from the date of their issuance, which is October 31, 1996. A registration statement, however, could be used prior to such date to effect a distribution of such shares. Although the Company cannot predict the timing or amount of future sales of Common Stock or the effect that such sales or the availability of such shares for sale could have on the market price for the Common Stock prevailing from time to time, sales of substantial amounts of Common Stock in the public market could adversely affect the market price of Common Stock. However, the Company's principal stockholders, which in the aggregate hold 3,500,000 shares of Common Stock have agreed not to sell, assign, or transfer any securities of the Company for a period of 12 months from May 10, 1996 without the prior written consent of the Company's underwriter. In addition, officers, directors and employees holding options to purchase 434,250 shares of Common Stock at March 29, 1996 have agreed not to sell, assign or transfer any such shares acquired upon exercise of options for a period of 12 months from May 10, 1996 without the prior written consent of the Company's underwriter.

     The Company has agreed that, under certain circumstances, it will register under Federal and state securities laws the Representative's Warrants and the shares of Common Stock issuable thereunder. In addition, certain existing stockholders of the Company have registration rights. See Item 13 "Certain Relationships and Transactions." Exercise of these registration rights could involve substantial expense to the Company at a time when it could not afford such expenditures and may adversely affect the terms upon which the Company may obtain additional financing.

Item 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     Pursuant to the terms of an asset purchase agreement with respect to the acquisition of PCS entered into on January 11,1991, the Company is obligated to pay royalties equal to 3.5% of sales of microprocessor-based components to OAB, Inc. Mr. Bartusek, Vice President of Sales and Marketing of the Company, and certain other employees of the Company who were employees of PCS and are stockholders in OAB, Inc. Royalty expense under this agreement approximated $301,000 during the year ended April 1, 1994, $3,900 during the seven months ended October 30, 1994, $94,000 during the five months ended March 31, 1995 and $564,000 during the year ended March 29, 1996. The agreement expires on June 30, 1996. During fiscal 1995 and 1996, the Company had outstanding promissory notes payable to OAB, Inc. bearing interest at a rate of 10% per annum. Outstanding indebtedness pursuant to such promissory notes amounted to $203,077 at March 31, 1995. The notes were paid in full during the year ended March 29, 1996. Also, the Company executed a non-interest bearing note of $206,595 on November 9, 1994 representing unpaid royalties as of October 30, 1994. This note is payable in nineteen equal monthly installments of $10,873, and had an outstanding balance of $163,101 at March 31, 1995 and $32,620 at March 29, 1996. Interest paid to OAB, Inc. during the years ended March 31, 1995 and March 29, 1996 aggregated $48,934 and $9,424, respectively.

     On October 31, 1994, the Company and Mr. Steadman entered into a Chairman's Agreement for a term commencing on October 31, 1994 and ending on December 31, 1997. Pursuant to the terms of the agreement, Mr. Steadman provides consulting services to the Company on general business matters, operational matters, and financial matters and participates as a member of any Executive Committee established by the Board, and receives compensation therefor of $5,000 per month, in addition to reimbursement of business expenses, in lieu of any other fees paid to directors of the Company. Further, with respect to services performed outside of the New England area, Mr. Steadman receives additional compensation of $500 per day or part thereof. However, Mr. Steadman's maximum compensation in any one month cannot exceed $7,500. Prior to execution of the Chairman's Agreement, Mr. Steadman provided consulting services, as President of Atlantic Management Associates, Inc., to the Company during the seven months ended October 30, 1994 similar to those provided under the Chairman's Agreement. In addition, Atlantic Management Associates, Inc. assisted the Company and its stockholders in their efforts to attract a buyer for the equity of the Company, and received a success fee in connection with the Acquisition of $75,000 representing the compensation for such services. During fiscal 1995, the Company paid Atlantic Management Associates, Inc. $43,000 for consulting services, excluding expenses of $7,386, rendered prior to the date of the Chairman's Agreement. During fiscal 1995, the Company paid Mr. Steadman and Atlantic Management Associates, Inc. $30,231, excluding expenses of $9,419, for services rendered under the terms of the Chairman's Agreement. During the year ended March 29, 1996, the Company paid Mr. Steadman and Atlantic Management Associates, Inc. $66,000, excluding reimbursed expenses of $9,007, for services rendered under the terms of the Chairman's Agreement. See Item 10 - "Directors and Executive Officers of the Registrant" and Item 11 - "Executive Compensation."

     On October 31, 1994, TSG Acquisition acquired all of the outstanding capital stock of the Company pursuant to an Agreement and Plan of Merger dated October 11, 1994 between Wexford, TSG Acquisition, the Company and the majority holders of the Company's preferred and common stock, including Acor S.A. and Firlane Business Corp. The consideration paid by TSG Acquisition aggregated $3.5 million including contingent consideration of $329,709 placed in escrow and distributed to former stockholders in September 1995. The aggregate consideration consisted of $3,004,000 to acquire the outstanding capital stock of the Company and $496,000 to retire a $400,000 subordinated master promissory note payable to former stockholders and related accrued interest and preference fees of $96,000 representing 5% of the outstanding principal for each month that the note was outstanding. Aggregate cash payments to former stockholders, including the contingent consideration of $329,709 and the retirement of the subordinated master promissory note, accrued interest and preference fees of $496,000, amounted to $3,222,090. Consideration of $277,910 was withheld from amounts paid to former stockholders to pay liabilities of the Company including a success fee of $75,000 payable to Atlantic Management Associates, Inc. (see
Item 10 - "Directors and Executive Officers of the Registrant" and Item 11 - "Executive Compensation") and the settlement of a dispute with respect to a terminated employment contract of a former executive of $202,910.

     On October 31, 1994, the Company entered into an Investment Agreement with Wexford, Acor S.A. and Firlane Business Corp. (collectively the "investors"). Acor S.A. and Firlane Business Corp. were former stockholders of the Company. Pursuant to the Investment Agreement, the Company issued an aggregate of 3.5 million shares of common stock, $.01 par value, at a price of $1.00 per share (based on the Acquisition consideration paid by Wexford) in exchange for the merger share. Wexford, Acor S.A. and Firlane Business Corp. received 2,730,000, 507,500 and 262,500 shares of common stock, respectively, pursuant to the terms of the Investment Agreement. The consideration paid by Wexford, Acor S.A. and Firlane Business Corp. amounted to $2,730,000, $507,500 and $262,500, respectively. Also, the Company borrowed $2.8 million from Wexford and Acor S.A. and issued subordinated promissory notes due November 1, 1999 that bear interest at a rate of 10% per annum. The Company issued a 10% interest bearing subordinated note to Wexford in the principal amount of $2,361,082 dated October 31, 1994. The Company also issued a 10% interest bearing subordinated promissory notes to Acor S.A. in the principal amounts of $208,216.73 dated October 31, 1994, $99,591.93 dated October 31, 1994, $83,497.82 dated November 10, 1994 and
$47,611.52 dated December 23, 1994. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

     In connection with the Acquisition, Acor S.A. received aggregate consideration of $702,037, including $99,200 of principal and related accrued interest and preference fees pursuant to the subordinated master promissory note, and $680,843 in respect of Series C preferred stock, before a pro rata share of the Atlantic Management Associates, Inc. success fee of $16,715 and the settlement obligation of $61,291. Firlane Business Corp. received aggregate consideration of $211,881, including $111,600 of principal and related accrued interest and preference fees pursuant to the subordinated master promissory note, and $115,551 in respect of Series C preferred stock, before a pro rata share of the Atlantic Management Associates, Inc. success fee of $4,868 and the settlement obligation of $10,402. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

     Also on October 31, 1994, the Company, Wexford, Acor S.A. and Firlane Business Corp. entered into a Stockholders' Agreement pursuant to which Acor S.A. and Firlane Business Corp. granted Wexford a right of first refusal with respect to any proposed sale by Acor S.A. or Firlane Business Corp. of any Common Stock owned by them. In addition, Acor S.A. and Firlane Business Corp. agreed that they would sell all or a proportionate amount of their Common Stock to a third party in the event that Wexford requests them to do so in connection with any such sale by Wexford. On its part, Wexford agreed, in connection with any sale of its Common Stock to a third party, to include a proportionate amount of the Common Stock owned by Acor S.A. and Firlane Business Corp., if requested to do so. In addition, the Stockholders Agreement provides that Wexford, Acor S.A. and Firlane Business Corp. have piggy-back registration rights with respect to their shares of Common Stock in the event of any offering by the Company of its Common Stock (other than in connection with exchange offers or stock option or similar plans). Wexford, Acor S.A. and Firlane Business Corp. have agreed not to sell shares of Common Stock for at least 12 months from May 10, 1996 without the prior written consent of the Company's underwriter.

     Effective June 8, 1994, the Board of Directors authorized and the Company executed executive retention agreements with executive officers. The purpose of the executive retention agreements were to retain the executives in the employ of the Company during the Company's efforts to effect a change in ownership of the Company and to provide incentive to further the objectives of the Company's stockholders. The executive retention agreements provided for the payment of bonuses upon a change in control of the Company based upon a specified percentage set forth in the respective executive retention agreement applied to the value of a transaction which resulted in a change in ownership. On November 1, 1994, the Company's Board of Directors approved the payment of such retention bonuses as a result of the consummation of the Acquisition. The Company paid bonuses to Mr. Bisceglia of $52,500, Mr. Vogl of $35,000, Mr. Thompson of $35,000, Mr. Bartusek of $17,500, Mr. Wright of $17,500 and Mr. Rebich of $17,500. See Item 11 - "Executive Compensation."

     Mr. Davidson is the Chairman of the Board and chief executive officer of Wexford Capital Corporation which acts as the investment manager to several private investment funds, including Wexford Partners Fund, L.P., the principal stockholder of the Company. Mr. Davies is a Vice President of Wexford Capital Corporation and is an officer of various other affiliates of such corporation. Mr. Roussel is Chairman and President of Acor, S.A., a private investment firm and a stockholder of the Company. See Item 10 - "Directors and Executive Officers of the Registrant" and Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

     Wexford, Acor, S.A. and Firlane Business Corp. are each stockholders of the Company. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management." Acor, S.A. and Firlane Business Corp. were stockholders of the Company prior to the Acquisition. Wexford and Acor, S.A. are parties to an Investment Agreement pursuant to which they acquired $2,361,082 and $438,918, respectively, of 10% interest bearing subordinated notes of the Company. Such entities are also party to a Stockholders' Agreement, pursuant to which Wexford, Acor, S.A. and Firlane were granted certain "piggy-back" registration rights and other co-sale rights.

     Except for the consideration received by Acor S.A. and Firlane Business Corp. in connection with the Acquisition, the Company did not make any payments to such shareholders or to Wexford during the year ended March 31, 1995. However, at March 31, 1995, interest accrued pursuant to the subordinated promissory notes amounted to $98,325 with respect to Wexford and $17,358 with respect to Acor S.A. At March 29, 1996, interest accrued pursuant to the subordinated promissory notes amounted to $98,325 with respect to Wexford and $18,278 with respect to Acor S.A. During the year ended March 29, 1996, the Company paid interest to Wexford of $236,755 and to Acor S.A. of $43,092. Also, during the year ended March 29, 1996, the Company paid Wexford $59,980 with respect to insurance coverage acquired by Wexford on the Company's behalf.

     The Company, Wexford, Acor S.A., Firlane Business Corp. and ATTI entered into a Stock Purchase and Option Agreement on May 3, 1996. Pursuant to the terms of the Stock Purchase Agreement, Wexford, Acor S.A. and Firlane Business Corp. sold to ATTI an aggregate of 366,300 shares of Common Stock at a price of $8.14 per share and options to purchase an additional 183,150 shares Common Stock exercisable at a price of $11.00 per share (the "Options") at a price of $.10 per Option. Wexford sold 285,714 shares and Options to purchase 142,857 shares. Acor, S.A. sold 53,114 shares and Options to purchase 26,557 shares. Firlane Business Corp. sold 27,472 shares and Options to purchase 13,736 shares. Consideration received by Wexford, Acor S.A. and Firlane Business Corp. pursuant to the terms of the Stock Purchase Agreement amounted to $2,339,998, $435,004 and $224,995, respectively. ATTI also received the right to appoint, and the other stockholders elected, a representative to the Board of Directors. ATTI has also agreed not to sell, assign, or transfer any of the Company's securities for a period of 12 months from May 10, 1996 without the prior written consent of the Company's underwriter.

     In connection with the Stock Purchase Agreement, the parties also entered into an Amended and Restated Stockholders' Agreement pursuant to which Acor S.A., Firlane Business Corp. and ATTI granted Wexford a right of first refusal with respect to any proposed sale by Acor S.A., Firlane Business Corp. or ATTI of any Common Stock owned by them. In addition, Acor S.A., Firlane Business Corp. and ATTI agreed that they would sell all or a proportionate amount of their Common Stock to a third party in the event that Wexford requests them to do so in connection with any such sale by Wexford. On its part, Wexford agreed, in connection with any sale of its Common Stock to a third party, to include a proportionate amount of Common Stock owned by Acor S.A., Firlane Business Corp. and ATTI, if requested to do so. In addition, the agreement provides that Wexford, Acor S.A., Firlane Business Corp. and ATTI shall have piggy-back registration rights with respect to their shares of Common Stock in the event of any offering by the Company (other than in connection with exchange offers or stock option or similar plans). Wexford also received demand registration rights with respect to their shares of Common Stock which are exercisable at any time from time to time after May 10, 1997 until Wexford owns less than 5% of the outstanding Common Stock. Acor S.A., Firlane Business Corp. and ATTI each received demand registration rights with respect to their shares of Common Stock which are exercisable on one occasion after May 10, 1997 until they own less than 5% of the outstanding Common Stock.

                                   ----------

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 K

(a)  List of Documents filed as part of this Report.

(1)  Financial Statements

     The index to the financial  statements  included in this report required by
Item 8 (page 48) is incorporated herein by reference.

(2)  Financial Statement Schedules

     The index to the financial statement schedules included in this report required by Item 8 (page 48) is incorporated herein by reference.

     Exhibits -- See Item 14(c)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended March 29, 1996.

(c)  Exhibits

Exhibit No.                   Description of Exhibit
- -----------                   ----------------------

3.   (i)  Certificate of  Incorporation  (incorporated by reference to Exhibit 3
          (i) to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

3. (ii) By-laws (incorporated by reference to Exhibit 3 (ii) to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

4.1 (a) Warrant Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 29, 1996).

4.1 (b) Form of Redeemable Warrant (incorporated by reference to Exhibit 4.1(a) to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29, 1996).

4.2 Representative's Warrant Agreement including form of Representative's Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 29, 1996).

4.3       Form of Common Stock Certificate (incorporated by reference to Exhibit
          4.3 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29, 1996).

10.1 Loan and Security Agreement between Barclays Business Credit, Inc. and International Teleservice Corporation dated February 23, 1990 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.2 Continuing Guaranty Agreement between Barclays Business Credit, Inc. and International Teleservice Corporation dated February 23, 1990 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.3 First Amendment to Loan and Security Agreement between Barclays Business Credit, Inc. and International Teleservice Corporation dated January 11, 1991 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.4 Second Amendment to Loan and Security Agreement between Barclays Business Credit, Inc. and Technology Service Group, Inc. dated June, 1994 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.5 Third Amendment to Loan and Security Agreement between Barclays Business Credit, Inc. and Technology Service Group, Inc. dated July 8, 1994 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.6 Fourth Amendment to Loan and Security Agreement between Barclays Business Credit, Inc. and Technology Service Group, Inc. dated October 31, 1994 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.7 (a) $650,000 Second Amended, Restated, Substitute and Supplemental Secured Term Note dated August 25, 1994 made by International Teleservice
          Corporation and Technology Service Enterprises, Inc. in favor of Barclays Business Credit, Inc. (incorporated by reference to Exhibit
          10.7 (a) to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.7 (b) $2,200,000 Secured Term Note dated October 31, 1994 made by Technology Service Group, Inc. in favor of Barclays Business Credit, Inc. (incorporated by reference to Exhibit 10.7 (b) to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.8 Manufacturing Services Agreement TSG-1O94JLR dated October 21, 1994 by and between Technology Service Group, Inc. and Avex Electronics Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1, filed on April 29, 1996).**

10.9 Fifth Amendment to Loan and Security Agreement between Barclays Business Credit, Inc. and Technology Service Group, Inc. dated as of April 22, 1996 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1, filed on April 29, 1996).

10.10 Amendment 002 to the Manufacturing Services Agreement TSG-1O49JLR dated October 21, 1994 by and between Technology Service Group, Inc. and Avex Electronics Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1, filed on April 29, 1996).**

10.11 Manufacturing Rights Agreement dated September 16, 1991 between Newco, Inc. (Commtek Industries, Inc.), Dynacom Corporation and International Service Technologies, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.12 Lease Agreement between G.P.E.D.C., Inc. and International Teleservice Corporation dated November 30, 1990 (incorporated by reference to
          Exhibit 10.12 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.13 Lease Agreement between Telematics Products, Inc. and William M. Johnson dated July 14, 1988 (incorporated by reference to Exhibit
          10.13 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.14 Assignment of Lease between Executone Information Systems, Inc. and Technology Service Enterprises, Inc. dated January 11, 1991 (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.15 First Amendment to Lease Agreement between Mansell 400 Associates, L.P. and Technology Service Group, Inc. dated February, 1993 (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.16 Lease between Steroben Associates and Comdial TeleServices Corporation dated August 1, 1986 (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.17 Dealer Agreement between Control Module, Inc. and Technology Service Group, Inc. dated November 18, 1994 (incorporated by reference to
          Exhibit 10.17 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1, filed on April 29, 1996).**

10.18 Employment Agreement between Technology Service Group, Inc. and Vincent C. Bisceglia dated October 31, 1994 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.19 Chairman's Agreement between Technology Service Group, Inc. and David R.A. Steadman dated October 31, 1994 (incorporated by reference to
          Exhibit 10.19 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.20 Articles of Agreement Between Technology Service Group, Inc. and Local Union No. 236, International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America dated October 26, 1993 (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.21 Patent License Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1, filed on April 29, 1996).**

10.22 Warrant Agreement between Technology Service Group, Inc. and Avex Electronics Inc. dated May 23, 1995 (incorporated by reference to
          Exhibit 10.22 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.23 Employee Incentive Stock Option Agreement between Technology Service Group, Inc. and Vincent C. Bisceglia dated November 1, 1994 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.24 Non-Qualified Stock Option Agreement between Technology Service Group, Inc. and David R.A. Steadman dated November 1, 1994 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).*

10.25 Form of Employee Incentive Stock Option Agreement under the 1994 Omnibus Stock Plan of Technology Service Group, Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).*

10.26 Agreement and Plan of Merger among Wexford Capital Corporation, TSG Acquisition Corporation, Technology Service Group, Inc. and certain shareholders of Technology Service Group, Inc. dated October 11, 1994 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.27 Amendment dated October 31, 1994 to Agreement and Plan of Merger among Wexford Capital Corporation, TSG Acquisition Corporation, Technology Service Group, Inc. and certain shareholders of Technology Service Group, Inc. dated October 11, 1994 (incorporated by reference to
          Exhibit 10.27 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.28 Form of Escrow Agreement between Wexford Partners Fund, L.P., Technology Service Group, Inc., William J. Geary and Trachtenberg & Rodes dated October 31, 1994 (incorporated by reference to Exhibit
          10.28 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.29 Subordination Agreement between Technology Service Group, Inc., Wexford Partners Fund, L.P., Acor, S.A. and Barclays Business Credit, Inc. dated October 31, 1994 (incorporated by reference to Exhibit
          10.29 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.30 Investment Agreement between Technology Service Group, Inc., Wexford Partners Fund, L.P., Acor, S.A. and Firlane Business Corp. dated October 31, 1994 (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.31 (a) Stockholders' Agreement among Technology Service Group, Inc., Wexford Partners Fund, L.P., Acor, S.A. and Firlane Business Corp. dated October 31, 1994 (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.31 (b) Amended and Restated Stockholders' Agreement among Technology Service Group, Inc., Wexford Partners Fund, L.P., Acor, S.A., Firlane Business Corp. and A.T.T. IV, N.V.***

10.32 $2,361,082 10% Subordinated Note Due 1999 payable to Wexford Partners Fund, L.P. dated October 31, 1994 (incorporated by reference to
          Exhibit 10.32 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.33 $208,216.73 10% Subordinated Note Due 1999 payable to Acor, S.A. dated October 31, 1994 (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.34 $99,591.93 10% Subordinated Note Due 1999 payable to Acor, S.A. dated October 31, 1994 (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.35 $83,497.82 10% Subordinated Note Due 1999 payable to Acor, S.A. dated November 10, 1995 (incorporated by reference to Exhibit 10.35 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.36 $47,611.52 10% Subordinated Note Due 1999 payable to Acor, S.A. dated December 23, 1994 (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.37 Contract No. XO8895D between Technology Service Group, Inc. and NYNEX (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1, filed on April 29, 1996).**

10.38 Contract No. C5262CO between Technology Service Group, Inc. and Southwestern Bell Telephone Company (incorporated by reference to
          Exhibit 10.38 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1, filed on April 29, 1996).**

10.39 Executive Retention Agreement of Vincent C. Bisceglia (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).*

10.40 Executive Retention Agreement of Allen Vogl (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.41 Executive Retention Agreement of Darold Bartusek (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).*

10.42     Executive  Retention  Agreement  of  James  Wright   (incorporated  by
          reference to Exhibit 10.42 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).*

10.43 Executive Retention Agreement of Ned Rebich (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.44 Executive Retention Agreement of William H. Thompson (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).*

10.45 1994 Omnibus Stock Plan (incorporated by reference to Exhibit 10.45 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.46     1995  Employee  Stock  Purchase  Plan  (incorporated  by  reference to
          Exhibit 10.46 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.47 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.47 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).*

11.       Statement re computation of per share earnings.***

16.       Letter re change in certifying accountants.***

21. Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

*    Management compensation contracts and plans.

** Registrant has received confidential treatment of a portion of this Exhibit, which portion has been separately filed with the Commission.

***  Filed herewith.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                                    Additions
                                                                  ------------------------------------------------
                                                   Balance at     Charged to      Charged to                           Balance at
                                                   Beginning       Costs and         Other            Deductions-         End
             Description                           of Period       Expenses     Accounts-Describe      Describe        of Period
             -----------                           ---------       --------     -----------------      --------        ---------
Year Ended April 1, 1994
  Allowance for doubtful accounts                   $222,412         $56,178                                             $278,590
  Reserve for obsolete and slow moving
    inventory                                        666,584       1,003,200       $109,581  (3)     ($135,591) (2)     1,643,774
  Reserve for impairment of property
    and equipment                                                                   253,084  (7)                          253,084

Seven Months Ended October 30, 1994
  Allowance for doubtful accounts                    278,590          27,122         70,000  (4)      (102,494) (1)       273,218
  Reserve for obsolete and slow moving
    inventory                                      1,643,774         223,064        (19,275) (5)       (10,653) (2)     1,836,910
  Reserve for impairment of property
    and equipment                                    253,084                         (1,375) (7)      (117,807) (8)       133,902

Five Months Ended March 31, 1995
  Allowance for doubtful accounts                    273,218          (3,467)                          (68,305) (1)       201,446
  Reserve for obsolete and slow moving
    inventory                                      1,836,910          80,130        (58,498) (5)       (92,343) (2)     1,766,199
  Reserve for impairment of property
    and equipment                                    133,902                                          (133,902) (6)         --

Year Ended March 29, 1996
  Allowance for doubtful accounts                    201,446          10,099                             4,014  (1)       215,559
  Reserve for obsolete and slow moving
    inventory                                     $1,766,199        $408,694       ($57,511) (5)     ($511,187) (2)    $1,606,195

- ----------
(1)  Write-off of uncollected accounts and recoveries.

(2)  Write-off of obsolete inventory, net of recoveries.

(3) Includes $150,000 of restructuring charges net of $40,419 of credits to costs of goods sold with respect to net realizable value reserves.

(4) Charges to cost of goods sold with respect to accounts receivable and accounts payable offsets.

(5) Credits to cost of goods sold with respect to net realizable value reserves.

(6)  Purchase accounting adjustments.

(7)  Restructuring charges (credits).

(8)  Write-off of assets included in reserve for impairment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed, on its behalf by the undersigned, thereunto duly authorized, on the 21st day of June 1996..

                                       TECHNOLOGY SERVICE GROUP, INC.

                                       By:   /s/ Vincent C. Bisceglia
                                             -----------------------------------
                                             Vincent C. Bisceglia
                                             President & Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Vincent C. Bisceglia, William H. Thompson and Roger M. Barzun jointly and severally his true and lawful attorneys-in-fact and agent with full powers of substitution for him and in his name, place and stead in any and all capacities to sign on his behalf, individually and in each capacity stated below and to file any and all amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                       Title                          Date
    ---------                       -----                          ----

TECHNOLOGY SERVICE GROUP, INC.

By: /s/ Vincent C. Bisceglia        President & Chief              June 21, 1996
    -----------------------------   Executive Officer, Director
        Vincent C. Bisceglia

By: /s/ William H. Thompson         Vice President, Finance        June 21, 1996
    -----------------------------   Chief Financial Officer
        William H. Thompson         Secretary (principal financial
                                    and accounting officer)

By: /s/ David R.A. Steadman         Director and Chairman          June 21, 1996
    -----------------------------   of the Board
        David R.A. Steadman

By: /s/ Charles E. Davidson         Director                       June 21, 1996
    -----------------------------
        Charles E. Davidson

By: /s/ Robert M. Davies            Director                       June 21, 1996
    -----------------------------
        Robert M. Davies

By: /s/ Olivier Roussel             Director                       June 17, 1996
    -----------------------------
        Olivier Roussel

By: /s/ D. Thomas Abbott            Director                       June 21, 1996
    -----------------------------
        D. Thomas Abbott

                                  EXHIBIT INDEX

Exhibit No.               Description of Exhibit                            Page
- -----------               ----------------------                            ----

3.   (i)  Certificate of  Incorporation  (incorporated by reference to
          Exhibit 3 (i) to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

3. (ii) By-laws (incorporated by reference to Exhibit 3 (ii) to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

4.1 (a) Warrant Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 29,
          1996).

4.1  (b)  Form of  Redeemable  Warrant  (incorporated  by reference to
          Exhibit 4.1(a) to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29, 1996).

4.2       Representative's   Warrant   Agreement   including  form  of
          Representative's   Warrant  (incorporated  by  reference  to
          Exhibit 4.2 to Amendment No. 2 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 29, 1996).

4.3 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29, 1996).

10.1 Loan and Security Agreement between Barclays Business Credit, Inc. and International Teleservice Corporation dated February 23, 1990 (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).

10.2 Continuing Guaranty Agreement between Barclays Business Credit, Inc. and International Teleservice Corporation dated February 23, 1990 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).

                                                                           Page
                                                                           ----

10.3 First Amendment to Loan and Security Agreement between Barclays Business Credit, Inc. and International Teleservice Corporation dated January 11, 1991 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.4 Second Amendment to Loan and Security Agreement between Barclays Business Credit, Inc. and Technology Service Group, Inc. dated June, 1994 (incorporated by reference to Exhibit
          10.4 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).

10.5 Third Amendment to Loan and Security Agreement between Barclays Business Credit, Inc. and Technology Service Group, Inc. dated July 8, 1994 (incorporated by reference to
          Exhibit 10.5 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.6 Fourth Amendment to Loan and Security Agreement between Barclays Business Credit, Inc. and Technology Service Group, Inc. dated October 31, 1994 (incorporated by reference to
          Exhibit 10.6 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.7 (a) $650,000 Second Amended, Restated, Substitute and Supplemental Secured Term Note dated August 25, 1994 made by International Teleservice Corporation and Technology Service Enterprises, Inc. in favor of Barclays Business Credit, Inc. (incorporated by reference to Exhibit 10.7 (a) to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.7 (b) $2,200,000 Secured Term Note dated October 31, 1994 made by Technology Service Group, Inc. in favor of Barclays Business Credit, Inc. (incorporated by reference to Exhibit 10.7 (b) to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).

                                                                            Page
                                                                            ----

10.8 Manufacturing Services Agreement TSG-1O94JLR dated October 21, 1994 by and between Technology Service Group, Inc. and Avex Electronics Inc. (incorporated by reference to Exhibit
          10.8 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1, filed on April 29,
          1996).**

10.9 Fifth Amendment to Loan and Security Agreement between Barclays Business Credit, Inc. and Technology Service Group, Inc. dated as of April 22, 1996 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1, filed on April 29, 1996).

10.10 Amendment 002 to the Manufacturing Services Agreement TSG-1O49JLR dated October 21, 1994 by and between Technology Service Group, Inc. and Avex Electronics Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1, filed on April 29, 1996).**

10.11 Manufacturing Rights Agreement dated September 16, 1991 between Newco, Inc. (Commtek Industries, Inc.), Dynacom Corporation and International Service Technologies, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.12 Lease Agreement between G.P.E.D.C., Inc. and International Teleservice Corporation dated November 30, 1990 (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.13 Lease Agreement between Telematics Products, Inc. and William M. Johnson dated July 14, 1988 (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.14 Assignment of Lease between Executone Information Systems, Inc. and Technology Service Enterprises, Inc. dated January 11, 1991 (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

                                                                            Page
                                                                            ----
10.15 First Amendment to Lease Agreement between Mansell 400 Associates, L.P. and Technology Service Group, Inc. dated
          February,  1993  (incorporated by reference to Exhibit 10.15
          to  Amendment  No.  1  to  the   Registrant's   Registration
          Statement,  No.  33-80695,  on Form  S-1  filed  on March 1,
          1996).

10.16 Lease between Steroben Associates and Comdial TeleServices Corporation dated August 1, 1986 (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.17 Dealer Agreement between Control Module, Inc. and Technology Service Group, Inc. dated November 18, 1994 (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1, filed on April 29, 1996).**

10.18 Employment Agreement between Technology Service Group, Inc. and Vincent C. Bisceglia dated October 31, 1994 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.19 Chairman's Agreement between Technology Service Group, Inc. and David R.A. Steadman dated October 31, 1994 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.20 Articles of Agreement Between Technology Service Group, Inc. and Local Union No. 236, International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America dated October 26, 1993 (incorporated by reference to Exhibit
          10.20 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).

10.21     Patent  License  Agreement  (incorporated  by  reference  to
          Exhibit 10.21 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1, filed on April 29, 1996).**

                                                                            Page
                                                                            ----

10.22 Warrant Agreement between Technology Service Group, Inc. and Avex Electronics Inc. dated May 23, 1995 (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.23 Employee Incentive Stock Option Agreement between Technology Service Group, Inc. and Vincent C. Bisceglia dated November 1, 1994 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.24 Non-Qualified Stock Option Agreement between Technology Service Group, Inc. and David R.A. Steadman dated November 1, 1994 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.25 Form of Employee Incentive Stock Option Agreement under the 1994 Omnibus Stock Plan of Technology Service Group, Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.26 Agreement and Plan of Merger among Wexford Capital Corporation, TSG Acquisition Corporation, Technology Service Group, Inc. and certain shareholders of Technology Service Group, Inc. dated October 11, 1994 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.27 Amendment dated October 31, 1994 to Agreement and Plan of Merger among Wexford Capital Corporation, TSG Acquisition Corporation, Technology Service Group, Inc. and certain shareholders of Technology Service Group, Inc. dated October 11, 1994 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

                                                                            Page
                                                                            ----

10.28 Form of Escrow Agreement between Wexford Partners Fund, L.P., Technology Service Group, Inc., William J. Geary and Trachtenberg & Rodes dated October 31, 1994 (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.29 Subordination Agreement between Technology Service Group, Inc., Wexford Partners Fund, L.P., Acor, S.A. and Barclays Business Credit, Inc. dated October 31, 1994 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.30 Investment Agreement between Technology Service Group, Inc., Wexford Partners Fund, L.P., Acor, S.A. and Firlane Business Corp. dated October 31, 1994 (incorporated by reference to
          Exhibit 10.30 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.31 (a) Stockholders' Agreement among Technology Service Group, Inc., Wexford Partners Fund, L.P., Acor, S.A. and Firlane Business Corp. dated October 31, 1994 (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.31 (b) Amended   and   Restated   Stockholders'   Agreement   among
          Technology Service Group, Inc., Wexford Partners Fund, L.P.,
          Acor, S.A., Firlane Business Corp. and A.T.T. IV, N.V.***          117

10.32 $2,361,082 10% Subordinated Note Due 1999 payable to Wexford Partners Fund, L.P. dated October 31, 1994 (incorporated by reference to Exhibit 10.32 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.33 $208,216.73 10% Subordinated Note Due 1999 payable to Acor, S.A. dated October 31, 1994 (incorporated by reference to
          Exhibit 10.33 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

                                                                            Page
                                                                            ----

10.34 $99,591.93 10% Subordinated Note Due 1999 payable to Acor, S.A. dated October 31, 1994 (incorporated by reference to
          Exhibit 10.34 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.35 $83,497.82 10% Subordinated Note Due 1999 payable to Acor, S.A. dated November 10, 1995 (incorporated by reference to
          Exhibit 10.35 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.36 $47,611.52 10% Subordinated Note Due 1999 payable to Acor, S.A. dated December 23, 1994 (incorporated by reference to
          Exhibit 10.36 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.37 Contract No. XO8895D between Technology Service Group, Inc. and NYNEX (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1, filed on April 29, 1996).**

10.38 Contract No. C5262CO between Technology Service Group, Inc. and Southwestern Bell Telephone Company (incorporated by reference to Exhibit 10.38 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1, filed on April 29, 1996).**

10.39 Executive Retention Agreement of Vincent C. Bisceglia (incorporated by reference to Exhibit 10.39 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.40 Executive Retention Agreement of Allen Vogl (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.41 Executive Retention Agreement of Darold Bartusek (incorporated by reference to Exhibit 10.41 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

                                                                            Page
                                                                            ----

10.42 Executive Retention Agreement of James Wright (incorporated by reference to Exhibit 10.42 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.43 Executive Retention Agreement of Ned Rebich (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.44 Executive Retention Agreement of William H. Thompson (incorporated by reference to Exhibit 10.44 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.45     1994  Omnibus  Stock  Plan  (incorporated  by  reference  to
          Exhibit 10.45 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

10.46 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.47 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.47 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).*

11.       Statement re computation of per share earnings.***                 129

16.       Letter re change in certifying accountants.***                     131

21.       Subsidiaries  of  Registrant  (incorporated  by reference to
          Exhibit 21 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

*    Management compensation contracts and plans.

** Registrant has received confidential treatment of a portion of this Exhibit, which portion has been separately filed with the Commission.

***  Filed herewith.