Form 10-Q
period 1996-06-28
TECHNOLOGY SERVICE GROUP INC \DE\
filed 1996-08-08
CIK 1005274

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1996

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

                                  (770)587-0208
                         (Registrant's Telephone Number,
                              including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No __

At July 31, 1996, there were 4,690,000 shares of common stock, $.01 par value, outstanding.


                                                        Page 1 of  26
                                                        Exhibit Index at Page 24

                                      INDEX

                                                                          Page
                                                                         Number

PART I.   FINANCIAL INFORMATION

          Consolidated Balance Sheets at June 28, 1996
            (unaudited) and March 29, 1996                                  3

          Consolidated Statements of Operations for the
            first quarter ended June 28, 1996 (unaudited) and
            June 30, 1995 (unaudited)                                       4

          Consolidated Statements of Cash Flows for the
            first quarter ended June 28, 1996 (unaudited) and
            June 30, 1995 (unaudited)                                       5

          Consolidated Statement of Changes in Stockholders'
            Equity for the first quarter ended June 28, 1996
            (unaudited)                                                     6

          Notes to Consolidated Financial Statements                        7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   12

PART II. OTHER INFORMATION                                                  22

PART I - FINANCIAL INFORMATION

                         TECHNOLOGY SERVICE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 28,             March 29,
                                                                         1996                 1996
                                                                    --------------       --------------
                                                                     (Unaudited)
ASSETS
Current assets:
    Cash                                                            $      160,719      $       19,787
    Accounts receivable, less allowance for doubtful
        accounts of $247,000 and $216,000                                6,630,548           3,866,372
    Inventories                                                          9,749,222           8,658,669
    Deferred tax asset                                                     261,603              50,544
    Prepaid expenses and other current assets                               70,600             146,117
                                                                    --------------      --------------
          Total current assets                                          16,872,692          12,741,489
Property and equipment, net                                              2,039,855           2,198,625
Deferred tax asset                                                         145,313           --
Other assets                                                             3,919,287           4,693,650
                                                                    --------------      --------------
                                                                    $   22,977,147      $   19,633,764
                                                                    ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                                  $    1,762,631      $    1,002,403
    Borrowings under revolving credit agreement                            192,710           --
    Current maturities under long-term debt and
         capital lease obligations                                          66,444             118,444
    Accounts payable                                                     5,546,236           5,030,945
    Income taxes payable                                                   225,710             165,666
    Deferred revenue                                                        55,733             541,245
    Accrued liabilities                                                  1,192,150           1,472,379
    Accrued restructuring charges                                           16,427              16,427
                                                                    --------------      --------------
          Total current liabilities                                      9,058,041           8,347,509
Borrowings under revolving credit agreement                             --                   1,093,735
Long-term debt and capital lease obligations                               888,176           3,414,586
Notes payable to stockholders                                           --                   2,800,000
Deferred revenue                                                           375,000             375,000
Other liabilities                                                            3,198               3,198
                                                                    --------------      --------------
                                                                        10,324,415          16,034,028
                                                                    --------------      --------------
Commitments and contingencies                                           --                   --
Stockholders' equity:
    Preferred stock, $100 par value, 100,000 authorized,
        none issued or outstanding                                      --                   --
    Common stock, $.01 par value, 10,000,000 shares authorized,
        4,690,000 and 3,500,000 shares issued and outstanding               46,900              35,000
    Capital in excess of par value                                      11,922,944           3,465,000
    Retained earnings                                                      696,870             111,790
    Cumulative translation adjustment                                      (13,982)            (12,054)
                                                                    --------------      --------------
          Total stockholders' equity                                    12,652,732           3,599,736
                                                                    --------------      --------------
                                                                    $   22,977,147      $   19,633,764
                                                                    ==============      ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              First Quarter Ended
                                                    -----------------------------------------
                                                        June 28,                June 30,
                                                          1996                    1995
                                                    -----------------       -----------------

Net sales                                            $     12,078,496        $      6,354,145
                                                    -----------------       -----------------

Costs and expenses:
    Cost of goods sold                                      9,840,449               5,295,127
    General and administrative expenses                       644,985                 534,358
    Marketing and selling expenses                            361,478                 264,724
    Engineering, research and
        development expenses                                  409,095                 286,429
    Litigation settlement                                    (105,146)              --
    Interest expense                                          141,540                 206,585
    Other (income) expense                                    (16,187)                 (2,420)
                                                    -----------------       -----------------
                                                           11,276,214               6,584,803
                                                    -----------------       -----------------
Income (loss) before income tax
    expense                                                   802,282                (230,658)
Income tax provision                                         (217,202)              --
                                                    -----------------       -----------------

Net income (loss)                                    $        585,080        $       (230,658)
                                                    =================       =================

Income (loss) per common and
    common equivalent share                          $           0.13        $          (0.06)
                                                    =================       =================

Weighted average number of common and
    common equivalent shares outstanding                    4,501,732               3,805,625
                                                    =================       =================

                   The accompanying notes are an integral part of these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               First Quarter Ended

                                                                     -----------------------------------------
                                                                         June 28,                June 30,
                                                                           1996                    1995
                                                                     -----------------       -----------------
Cash flows from operating activities

    Net income (loss)                                                 $        585,080        $       (230,658)
    Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities

        Depreciation and amortization                                          287,973                 242,812
        Provisions for inventory losses and
          warranty expense                                                     172,942                  40,895
        Provision for uncollectible accounts receivable                         30,882                  15,873
        Provision for deferred tax benefits                                    (45,390)              --
        Changes in certain assets and liabilities
         (Increase) in accounts receivable                                  (2,795,058)               (743,699)
         (Increase) in inventories                                          (1,203,069)                (40,214)
          Decrease in prepaid expenses and other
            current assets                                                      75,517                  11,326
         (Increase) in other assets                                                (12)                   (601)
          Increase in accounts payable                                         515,291                 376,436
          Increase in income taxes payable                                     113,549               --
         (Decrease) in deferred revenue                                       (485,512)              --
         (Decrease) in accrued liabilities                                    (340,655)               (156,361)
         (Decrease) in accrued restructuring charges                         --                        (72,000)
          Other                                                                   (633)                 (1,620)
                                                                     -----------------       -----------------
          Net cash used for operating activities                            (3,089,095)               (557,811)
                                                                     -----------------       -----------------
Cash flows from investing activities

    Capital expenditures                                                       (58,981)               (120,239)
                                                                     -----------------       -----------------
          Net cash used for investing activities                               (58,981)               (120,239)
                                                                     -----------------       -----------------
Cash flows from financing activities
    Net proceeds (payments) under revolving
      credit agreement                                                        (901,025)                411,840
    Proceeds from initial public offering, net of
      issuance expenses                                                      8,648,215               --
    Proceeds from exercise of common stock
      purchase warrants                                                        160,000               --
    Repayment of notes payable to stockholders                              (2,800,000)              --
    Principal payments on long-term debt and
      capital lease obligations                                             (2,578,410)               (229,102)
    Increase in bank overdraft                                                 760,228                 381,143
                                                                     -----------------       -----------------
          Net cash provided by financing activities                          3,289,008                 563,881
                                                                     -----------------       -----------------
Increase (decrease) in cash                                                    140,932                (114,169)
Cash, beginning of period                                                       19,787                 265,576
                                                                     -----------------       -----------------
Cash, end of period                                                   $        160,719        $        151,407
                                                                     =================       =================

                   The accompanying notes are an integral part of these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE FIRST QUARTER ENDED JUNE 28, 1996
                                  (Unaudited)

                                                                 Capital in                       Cummulative
                                               Common            Excess of         Retained       Translation
                                               Stock             Par Value         Earnings       Adjustment           Total
                                            --------------   ----------------   -------------  ----------------   --------------
Balance at March 29, 1996                    $     35,000      $   3,465,000     $   111,790     $   (12,054)      $  3,599,736
Issuance of 1,150,000 shares in
  initial public offering, net of
  issuance expenses                                11,500          8,298,344     --               --                  8,309,844
Issuance of 40,000 shares upon
  exercise of common stock
  purchase warrants                                   400            159,600     --               --                    160,000
Net income for the period                     --                --                   585,080      --                    585,080
Foreign currency translation
  adjustment                                  --                --               --                   (1,928)            (1,928)
                                            --------------   ----------------   -------------   -------------     --------------
Balance at June 28, 1996                     $     46,900      $  11,922,944     $   696,870     $   (13,982)      $ 12,652,732
                                            ==============   ================   =============   =============     ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying unaudited consolidated balance sheet of the Company as of June 28, 1996 and the unaudited consolidated statements of operations, of changes in stockholders equity, and cash flows for the quarters ended June 28, 1996 and June 30, 1995 have been prepared in accordance with instructions to Form 10-Q. Accordingly, the financial information does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair presentation of the financial position of the Company at June 28, 1996 and its operations and its cash flows for the quarters ended June 28, 1996 and June 30, 1995 have been made. For further information, refer to the audited financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended March 29, 1996.

     The results of operations for the first quarter ended June 28, 1996 are not necessarily indicative of the results for the entire fiscal year ending March 28, 1997.

2.   INVENTORIES

     Inventories at June 28, 1996 and March 29, 1996 consisted of the following:

                                          June 28,               March 29,
                                            1996                    1996
                                      ---------------        ----------------

     Raw materials                     $    6,598,416          $    6,056,702
     Work-in-process                        1,689,367               1,207,080
     Finished goods                         1,461,439               1,394,887
                                      ---------------        ----------------
                                       $    9,749,222          $    8,658,669
                                      ===============        ================

3. BORROWINGS UNDER REVOLVING CREDIT AGREEMENT, LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE TO STOCKHOLDERS

     At June 28, 1996, the Company is able to borrow up to a maximum of $9 million under a revolving credit agreement pursuant to the terms of a Loan and Security Agreement (the "Loan Agreement") between the Company and its bank. At June 28, 1996 and March 29, 1996, the Company had outstanding debt of $192,710 and $1,093,735, respectively, under the revolving credit agreement. At March 29, 1996, the Company also had outstanding debt of $2,525,000 under term and installment notes issued pursuant to the terms of the Loan Agreement. Indebtedness outstanding under the Loan Agreement is secured by substantially all assets of the Company including accounts receivable, inventories and property and equipment. At June 28, 1996, the borrowing limit under the revolving credit agreement was based upon specified percentages applied to the value of collateral, consisting of accounts receivable and inventories, and varies based upon changes in the collateral value. At March 29, 1996, the borrowing limit under the revolving credit agreement was based upon specified percentages applied to the value of collateral less indebtedness outstanding under a $2.2 million term note due November 30, 1997. Interest is payable monthly at a variable rate per annum equal to 1-1/2% above a base rate quoted by Citibank (8.25% at June 28, 1996 and March 29, 1996).

     In May 1996, the Company completed an initial public offering of equity securities (see Note 4). A portion of the proceeds from the initial public offering was used to repay the Company's then outstanding indebtedness of $2,509,524 pursuant to the term and installment notes. In addition, a portion of the proceeds was used to repay $3,808,589 of indebtedness outstanding under the revolving credit agreement. Accordingly, the Company classified $1,093,735 of indebtedness outstanding under the revolving credit facility and $2,509,524 of indebtedness outstanding under term and installment notes at March 29, 1996 as long-term obligations.

     Long-term debt and capital lease obligations payable at June 28, 1996 and March 29, 1996 consisted of the following:

                                                            June 28,          March 29,
                                                              1996              1996
                                                        ---------------     --------------
Loan and Security Agreement
    $2.2 million secured term note, principal
      balance due November 30, 1997                      $        -          $  2,200,000
    $650,000 secured term note, principal
      payable in sixty equal monthly installments
      of $7,738, with remaining principal balance
      due November 30, 1997                                       -               325,000
Unsecured non-interest bearing promissory
  note, payable in nineteen equal monthly
  installments of $10,873                                         -                32,620
Obligations under capital leases                               954,620            975,410
                                                        ---------------     --------------
                                                               954,620          3,533,030
Less - current maturities                                      (66,444)          (118,444)
                                                        ---------------     --------------
                                                         $     888,176       $  3,414,586
                                                        ===============     ==============

     On October 31, 1994, the Company entered into an Investment Agreement. Pursuant to the terms of the Investment Agreement, the Company borrowed $2.8 million from stockholders and issued subordinated promissory notes due November 30, 1999 that bear interest at a rate of 10% per annum. In May 1996, the Company repaid the outstanding indebtedness pursuant to the subordinated promissory notes from the proceeds of its initial public offering.

4.   STOCKHOLDERS' EQUITY

Initial Public Offering

     In May 1996, the Company completed an initial public offering of 1,150,000 units (the "Units"), each Unit consisting of one share of common stock and one redeemable warrant ("Redeemable Warrant") at a price of $9.00 per Unit for gross proceeds of $10,350,000. In connection with the offering, the Company issued warrants to the Underwriters to purchase 100,000 shares of Common Stock (the "Underwriter Warrants") for gross proceeds of $10. Net proceeds received by the Company, after underwriting discounts and expenses of $1,231,897 and other expenses of $808,269, amounted to $8,309,844. As of March 29, 1996, the Company had incurred, and deferred as other assets, offering expenses of $338,372. Accordingly, net proceeds during the quarter ended June 28, 1996 amounted to $8,648,215.

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

Common Stock Purchase Warrants

     On May 23, 1995, the Company issued a warrant to one of its contract manufacturers to purchase 40,000 shares of common stock, $.01 par value, at a price of $4.00 per share in return for the extension of credit under the terms of a manufacturing agreement between the Company and the contract manufacturer. On June 17, 1996, the warrant was exercised and the Company issued 40,000 shares of common stock for aggregate proceeds of $160,000.

Income (Loss) Per Common and Common Equivalent Share

     Income (loss) per common and common equivalent share for the quarters ended June 28, 1996 and June 30, 1995 is computed on the basis of the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during the period, except pursuant to the Securities and Exchange Commission Staff Accounting Bulletin ("SECSAB") Topic 4:D, shares of common stock underlying warrants issued and options granted during the 12 months prior to the Company's May 10, 1996 initial public offering (see Note 4) at prices below the public offering price have been included in the calculation of weighted average shares of common and common equivalent shares outstanding as if they were outstanding as of the beginning of the periods presented. Fully diluted income (loss) per common and common equivalent share is not materially different from primary income (loss) per common and common share.

5.   INCOME TAXES

     There was no provision for income taxes for the quarter ended June 30, 1995. The provision for income taxes charged to operations for the quarter ended June 28, 1996 was as follows:

       Current tax expense:
         Federal                                                 $     272,870
         State                                                          41,114
                                                                 --------------
                                                                       313,984
                                                                 --------------
       Deferred tax benefit:
         Federal                                                      (161,839)
         State                                                         (22,609)
                                                                 --------------
                                                                      (184,448)
                                                                 --------------
                                                                       129,536

       Tax benefits of operating loss carryforwards                    (71,995)
       Tax benefits applied to goodwill                                159,663
                                                                 --------------
                                                                 $     217,204
                                                                 ==============

     The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to income (loss) before income taxes as a result of the following differences:

                                                        First Quarter Ended
                                                 -------------------------------
                                                   June 28,           June 30,
                                                     1996               1995
                                                 -------------     -------------

     Statutory U.S. tax rates                $      272,776        $    (78,423)
     State taxes, net of federal benefit             26,276              -
     Non-deductible expenses                         14,932              25,721
     Losses for which no tax benfit was
       provided                                      -                   52,702
     Utilization of loss carryforwards              (71,995)
     Net deferred tax benefits                      (24,785)             -
                                             --------------        -------------
     Effective tax rates                     $      217,204        $     -
                                             ==============        =============

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information for the quarters ended June 28, 1996 and June 30, 1995 consists of the following:

                                                        First Quarter Ended
                                                --------------------------------
                                                   June 28,           June 30,
                                                     1996               1995
                                                --------------       -----------

Interest paid                                    $   284,035         $   287,945
Income taxes paid                                    149,044             -
Deferred offering expenses charged against
  proceeds of initial public offering                338,372             -
Realization of deferred tax assets applied to
  goodwill                                           159,663             -
Other current assets acquired by assumption
  of debt obligation                                 -                   131,594
Write-off of property and equipment against
  accounts payable                                   -                     1,600


     In addition, during the quarter ended June 28, 1996, the Company applied $151,318 of deferred tax benefits to goodwill with respect to acquired deferred tax assets as of March 29, 1996 as a result a reassessment of the realizability thereof.

7.   COMMITMENTS AND CONTINGENT LIABILITIES

     Pursuant to the terms of a settlement agreement and mutual release dated July 3, 1996, a suit filed against the Company by a former supplier to collect approximately $400,000 of unpaid obligations was dismissed with prejudice. Pursuant to the terms of the settlement agreement, the Company paid $180,000 and agreed to pay an additional $112,500 in six equal monthly installments of $18,750 commencing on August 15, 1996. As a result of the settlement agreement the Company realized a gain of $105,146 representing the difference between unpaid obligations recorded in the Company's accounts and aggregate settlement payments set forth in the settlement agreement. The gain is reflected in the Company's results of operations for the quarter ended June 28, 1996.

                         TECHNOLOGY SERVICE GROUP, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Forward Looking Statements

     This report contains certain forward looking statements concerning the Company's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified herein.

Results of Operations

For the Quarter Ended June 28, 1996 Compared to the Quarter Ended June 30, 1995

     Overview. The Company generated income before taxes of $802,282 during the quarter ended June 28, 1996 as compared to a net loss of $230,658 during the quarter ended June 30, 1995. Net income for the quarter ended June 28, 1996 amounted to $585,080, or $.13 per share as compared to a loss of ($.06) per share for the corresponding quarter last year.

     Sales. Sales increased by $5,724,351, or 90%, to $12,078,496 for the quarter ended June 28, 1996 (first quarter of fiscal 1997) from $6,354,145 for the quarter ended June 30, 1995 (first quarter of fiscal 1996). The increase in sales is primarily attributable to an increase in sales volume, particularly sales that related to smart payphone products and components. Sales of smart payphone products and components increased by approximately $5.1 million (257%), and accounted for approximately 69% of sales during the first quarter of fiscal 1997 as compared to 51% of sales during the first quarter of fiscal 1996. Refurbishment and repair services and related product sales for the first quarter of fiscal 1997 increased by approximately $798,000 (27%) as compared to the same period last year, and accounted for 31% of sales as compared to 47% last year. Sales during the first quarter of fiscal 1997 do not reflect any export sales. Export sales for the first quarter of fiscal 1996 accounted for approximately 2% of the Company's sales.

     A significant portion of the Company's sales during the first quarter of fiscal 1997 were attributable to shipments pursuant to a sales agreement between the Company and NYNEX Corp. ("NYNEX") executed in December 1995. During the first quarter of fiscal 1996, a significant portion of the Company's sales were attributable to shipments pursuant to a sales agreement between the Company and Southwestern Bell Telephone Company ("SWB") executed in December 1994. Sales volume during the first quarter of fiscal 1995, however, was adversely affected by a recall of smart products initiated by the Company as a result of potential product failures that could result from contamination introduced into the manufacturing process by the Company's contract manufacturer. See "Liquidity and Capital Resources - Operating Trends and Uncertainties," below for a discussion of the Company's dependence on significant customers and contractual relationships and for further information concerning the recall.

     Cost of Goods Sold. Cost of goods sold increased by $4,545,322, or 86%, to $9,840,449 during the first quarter of fiscal 1997 as compared to $5,295,127 during the first quarter of fiscal 1996. The increase in cost of products sold is primarily attributable to the 90% increase in sales during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. Although certain sales price reductions and variations in product mix had an adverse impact on product margins, the increase in volume had a favorable impact on production costs as a percentage of sales. Overall, cost of goods sold as a percentage of sales declined to 81% during the first quarter of fiscal 1997 as compared to 83% of sales during first quarter of fiscal 1996.

     General and Administrative Expenses. General and administrative expenses increased by $110,627, or 21%, to $644,985 (5% of sales) during the first quarter of fiscal 1997 from $534,358 (8% of sales) during the first quarter of fiscal 1996. The increase in general and administrative expenses is primarily related to the increase in the volume of business, amortization of deferred patent license fees with respect to a patent license acquired in September 1995, legal fees associated with litigation settled on July 3, 1996 (see "Litigation Settlement," below) and bonus compensation accrued pursuant to the terms of the employment agreement between the Company and its president.

     Marketing and Selling Expenses. Marketing and selling expenses increased by $96,754, or 37%, to $361,478 (3% of sales) during the first quarter of fiscal
1997 as compared to $264,724 (4% of sales) during the first quarter of fiscal 1996. The increase is primarily attributable to an increase in royalty expense associated with the increase in sales of smart payphone products. The royalty agreement covering the Company's smart payphone products expired on June 30, 1996.

     Engineering, Research and Development Expenses. Engineering, research and development expenses increased by $122,666, or 43%, to $409,095 (3% of sales) during the first quarter of fiscal 1997 as compared to $286,429 (5% of sales) during the first quarter of fiscal 1996 primarily due to an expansion of engineering resources and product development activities. The Company began to expand its engineering resources during the first quarter of fiscal 1997 in order to facilitate smart product development activities and the implementation of lower-cost manufacturing methodologies.

     Litigation Settlement. Pursuant to the terms of a settlement agreement and mutual release dated July 3, 1996, a suit filed against the Company by a former supplier to collect approximately $400,000 of unpaid obligations was dismissed with prejudice. As a result of the settlement agreement, the Company realized a gain of $105,146 representing the difference between unpaid obligations recorded in the Company's accounts and aggregate settlement payments set forth in the settlement agreement.

     Interest Expense. Interest expense decreased to $141,540 during the first quarter of fiscal 1997 as compared to $206,585 during the first quarter of fiscal 1996 primarily due to the repayment of outstanding bank and stockholder debt obligations during May 1996 from proceeds of the Company's initial public offering. See "Liquidity and Capital Resources - Cash Flows From Financing Activities," below.

     Income Taxes. During the first quarter of fiscal 1997, the Company recorded an income tax provision of $217,202 on pre-tax income of $802,282, which resulted in net income of $585,080. Benefits of net operating loss carryforwards used to offset current taxable income during the quarter amounted to $71,995.
Benefits of acquired deferred tax assets aggregating $159,663, including benefits of acquired net operating loss carryforwards, were applied to goodwill. There was no tax provision during first quarter of fiscal 1996 as a result of the reported net loss of $230,658.

Liquidity and Capital Resources

Initial Public Offering

     During May 1996, the Company completed an initial public offering of 1,150,000 Units, each Unit consisting of one share of Common Stock and a Redeemable Warrant, at a price of $9.00 per Unit for gross proceeds of $10,350,000. Net proceeds received by the Company, after underwriting discounts and expenses of $1,231,887 and other expenses of $808,269, aggregated $8,309,844. As of March 29, 1996, the Company had incurred and deferred offering expenses of $338,372. Accordingly, net proceeds from the Company's initial public offering during the first quarter of fiscal 1997 aggregated $8,648,215.

     The net proceeds of the offering were initially used to repay then outstanding indebtedness consisting of subordinated notes payable to stockholders of $2.8 million and bank indebtedness aggregating $6,318,113 (see "Cash Flows From Financing Activities," below). Indebtedness pursuant to the Loan Agreement between the Company and its bank repaid with the net proceeds consisted of a $2.2 million term note due November 30, 1997, $309,524 outstanding under a $650,000 term note due November 30, 1997 and borrowings under a revolving credit agreement of $3,808,589.

The Loan Agreement

     The Loan Agreement between the Company and its bank provides financing to the Company under a revolving credit agreement and term and installment notes of up to $9 million. Pursuant to an October 31, 1994 amendment to the Loan Agreement, $2.2 million of debt outstanding under the revolving credit agreement was converted into a term note payable on November 30, 1997, the interest rate on amounts borrowed under the terms of the Loan Agreement was reduced by 3/4% and the term of the Loan Agreement was extended from May 31, 1995 to November 30, 1997. At March 29, 1996, the Company had borrowed an aggregate of $1,093,735 under the revolving credit agreement and $2,525,000 under term and installment notes, including the $2.2 million term note due November 30, 1997. At March 29, 1996, the term and installment notes consisted of a term note with an outstanding balance of $2.2 million and a term note with an outstanding balance of $325,000. At June 28, 1996, the Company has borrowed an aggregate of $192,710 under the revolving credit agreement after repayments from proceeds of the initial public offering. As of June 28, 1996, outstanding indebtedness under the Loan Agreement bears interest at a variable rate per annum equal to 11/2% above a base rate quoted by Citibank, N.A. The interest rate was reduced from 2% above a base rate quoted by Citibank, N.A. on March 1, 1996. The base rate at June 28, 1996 and March 29, 1996 was 81/4% per annum. Amounts borrowed under the Loan Agreement are secured by substantially all assets of the Company, including accounts receivable, inventories and property and equipment. The Loan Agreement expires on November 30, 1997, and is renewable annually for one-year periods unless terminated by the bank upon an occurrence of an event of default or by the Company upon at least 90 days notice.

     The Loan Agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the bank, including merging or consolidating, payment of subordinated stockholder debt obligations, declaration or payment of dividends, and disposition of assets, among others. Additionally, the Loan Agreement requires the Company to comply with specific financial covenants, including covenants with respect to cash flow, working capital and net worth. Noncompliance with any of these conditions and covenants or the occurrence of an event of default, if not waived or corrected, could accelerate the maturity of the borrowings outstanding under the Loan Agreement. Although the Company is in compliance with the covenants set forth in the Loan Agreement as of June 28, 1996, there is no assurance that the Company will be able to remain in compliance with such covenants in the future.

     The Company used the net proceeds of its initial public offering to repay outstanding indebtedness under the Loan Agreement in order to reduce its interest expense. The Company intends to use the financing available under the Loan Agreement to finance its on-going working capital needs. If an event of default under the existing working capital facility were to occur, however, the

Company's ability in this regard could be curtailed. In such event, the Company would seek alternative financing sources.

Cash Flows From Financing Activities

     Cash provided by financing activities during the first quarter of fiscal 1997 aggregated $3,289,008, including the net proceeds from the Company's initial public offering of $8,648,215, as compared to $563,881 during the first quarter of fiscal 1996.

     Pursuant to an October 31, 1994 Investment Agreement, the Company borrowed $2.8 million from its stockholders, and issued subordinated promissory notes due November 1, 1999 that bear interest at a rate of 10% per annum. These subordinated promissory notes were repaid in May 1996 from the proceeds of the Company's initial public offering.

     Net payments of indebtedness under the Company's revolving credit agreement during the first quarter of fiscal 1997 amounted to $901,025 as compared to net proceeds of $411,840 during the first quarter of fiscal 1996. During the quarter ended June 28, 1996, the Company repaid $3,808,589 of revolving credit indebtedness from the proceeds of its initial pubic offering. Exclusive of such repayment, the net proceeds under the revolving credit agreement during the first quarter of fiscal 1997 aggregated $2,907,564. The amounts borrowed under the revolving credit agreement during the first quarter of fiscal 1997, exclusive of repayments from the initial public offering, and the first quarter of fiscal 1996 were used to fund increases in accounts receivable and inventories of $3,998,127 and $783,913, respectively.

     Principal payments on other debt and capital lease obligations during the first quarter of fiscal 1997 aggregated $2,578,410 including repayment of the $2.2 million term note due November 30, 1997 and the repayment of $309,524 outstanding under the $650,000 term note due November 30, 1997 from the proceeds of the Company's initial public offering. Principal payments on other debt and capital lease obligations during the first quarter of fiscal 1996 aggregated $229,192.

     The Company has also established a cash management program with its bank pursuant to which the Company funds drafts as they clear the bank. Accordingly, the Company maintains bank overdrafts representing outstanding drafts and utilizes the cash management account as a source of funding. During the first quarter of fiscal 1997, the Company's bank overdrafts increased by $760,228 as compared to an increase of $381,143 during the first quarter of fiscal 1996.

     In June 1996, the Company issued 40,000 shares of common stock for aggregate proceeds of $160,000 upon the exercise of outstanding common stock purchase warrants issued in May 1995. See "Capital Commitments and Liquidity," below.

Cash Flows From Operating Activities

     Cash used to fund operating activities during the first quarter of fiscal 1997 amounted to $3,089,095 as compared to $577,811 during the first quarter of fiscal 1996. Cash provided by operations, net of non-cash charges, increased to $1,031,487 during the first quarter of fiscal 1997 from $68,922 during the first quarter of fiscal 1996 primarily due to the improved operating results. Cash used to fund increases in accounts receivable and inventories during the first quarter of fiscal 1997 amounted to $3,998,127 as compared to $783,913 during the first quarter of fiscal 1996. The increase in accounts receivable during the first quarters of fiscal 1997 and 1996 of $2,795,058 and $743,699, respectively, was primarily attributable to increases in the volume of business. Inventories increased by $1,203,069 during the first quarter of fiscal 1997 as compared to $40,214 during the first quarter of fiscal 1996. The growth in inventories during the first quarter of fiscal 1997, although partially related to the volume of business, is primarily attributable to an excess of purchase commitments over sales requirements as a result of a change in the delivery requirements of one of the Company's customers (see "Capital Commitments and Liquidity," below). Cash provided by increases in accounts payable amounted to $515,291 and $376,436 during the first quarters of fiscal 1997 and 1996, respectively. Such increases are related to the volume of business. Cash resources during each of such quarters were adequate to meet the Company's non-disputed obligations as they became due. During the first quarter of fiscal 1997, the Company used $485,512 of cash to reduce its deferred revenue obligations existing at March 29, 1996. During the first quarter of fiscal 1996, no such obligations existed. The Company used $340,655 of cash to reduce its accrued liability obligations during the first quarter of fiscal 1997 as compared to $228,361 (including accrued restructuring charges) during the first quarter of fiscal 1996. During the first quarter of fiscal 1997, the Company paid executive bonuses of approximately $71,000 accrued at March 29, 1996 pursuant to the employment agreement between the Company and its president and paid accrued interest of $151,891 in connection with the repayment of the subordinated stockholder notes. During the first quarter of fiscal 1996, the Company paid accrued restructuring charges of $72,000 primarily consisting of a lease termination settlement with respect to a closed facility.

Cash Flows From Investing Activities

     Cash used to fund investing activities during the first quarter of fiscal 1997 amounted to $58,981 as compared to $120,239 during the first quarter of fiscal 1996. During the first quarter of fiscal 1996, the Company expanded its investment in automated test equipment located at its contract manufacturer. During the first quarter of fiscal 1997, the Company began a program to upgrade its in-house testing capability, and expects an increase in its capital expenditures over the next several quarters (see "Capital Commitments and Liquidity," below).

Capital Commitments and Liquidity

     The Company has not entered into any significant commitments for the purchase of capital assets. However, the Company intends to purchase and install information systems and capital equipment, including printed circuit board assembly equipment and other manufacturing equipment, to advance its prototype manufacturing and product testing capabilities during the eighteen months following the date of the Company's initial public offering. In addition, the Company intends to expand its manufacturing capabilities through the purchase of capital equipment in the future as required to meet the needs of its business. The Company expects to expend approximately $800,000 to fund anticipated capital expenditures during the eighteen month period following the initial public offering. However, there can be no assurance that capital expenditures will be made as planned or that additional capital expenditures will not be required. The Company believes, based on its current plans and assumptions relating to its operations, that its sources of capital, including capital available under its revolving credit line and cash flow from operations will be adequate to satisfy its anticipated cash needs, including anticipated capital expenditures, for at least the next year. However, in the event that the Company's plans or the basis for its assumptions change or prove to be inaccurate, or cash flow and sources of capital prove to be insufficient to provide for the Company's cash requirements (due to unanticipated expenses, loss of sales revenues, problems, operating difficulties or otherwise), the Company would be required to seek additional financing. In such an event, there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all.

     Extension of credit to customers and inventory purchases represent the principal working capital requirements of the Company, and significant increases in accounts receivable and inventory balances could have an adverse effect on the Company's liquidity. The Company's accounts receivable, less allowances for doubtful accounts, at June 28, 1996 and March 29, 1996 amounted to $6,630,548 and $3,866,372, respectively. Accounts receivable at June 28, 1996 and March 29, 1996 consists primarily of amounts due from the RBOCs. The Company's inventories, less allowances for potential losses due to obsolescence and excess quantities amounted to $9,749,222 and $8,658,669 at June 28, 1996 and March 29, 1996, respectively. The level of inventory maintained by the Company is dependent on a number of factors, including delivery requirements of customers, availability and lead-time of components and the ability of the Company to estimate and plan the volume of its business. The Company markets a wide range of services and products and the requirements of its customers vary significantly from period to period. Accordingly, inventory balances may vary significantly.

     In October 1994, the Company entered into a contract manufacturing agreement that provides for the production of certain smart payphone processors. Pursuant to the terms of the manufacturing agreement, the Company committed to purchase $12.2 million of product over an eighteen-month period beginning in December 1994. In addition, in November 1994, the Company entered into a dealer agreement that commits the Company to purchase approximately $3.5 million of electronic lock devices over a two-year period. Purchases under the terms of these agreements fluctuate based on delivery requirements established by the Company. The Company initially scheduled purchases pursuant to these agreements based on anticipated quantities required to meet its sales commitments. As of June 28, 1996, the Company had acquired the majority of committed purchase volume pursuant to these purchase agreements. However, the Company presently anticipates that scheduled purchases through December 1996 will exceed sales requirements as a result of changes in delivery requirements of one of the Company's customers. Although the Company is encouraging its customer to accelerate purchases and is seeking to reschedule deliveries pursuant to such agreements, an increase in inventories related to such agreements is anticipated during the first three quarters of fiscal 1997 and such increase could approximate, in the aggregate, as much as $2.0 million.

     During October 1994, the Company, its bank and a contract manufacturer entered into an escrow agreement as security for the payment of the Company's obligations to the contract manufacturer. In May 1995, the Company issued common stock purchase warrants (which were exercised during the first quarter of fiscal
1997) that provided the contract manufacturer with the right to purchase 40,000 shares of the Company's common stock at a price of $4.00 per share for a period of five years in return for extension of credit of $1.5 million and 45-day payment terms to the Company. This agreement had a significant favorable impact on the Company's liquidity. However, if the Company defaults with respect to the payment terms, the Company will be required to utilize the escrow account previously established, which could have a significant adverse effect on the Company's liquidity.

     In December 1994, the Company sold the rights to certain product software for an aggregate purchase price of $500,000. The Company received back an exclusive irrevocable perpetual right to sublicense the software in connection with the sale of related products. In return, the Company agreed to pay royalties on sales of licensed products to other customers. Such royalties would be payable commencing if, and only if, laws, regulations or judicial actions occur which would permit the purchaser of the software to receive such royalty payments. The Company is obligated to repay, three years from the date of sale, a portion of the purchase price up to a maximum amount of $375,000, which is reflected as deferred revenue in the Company's consolidated financial statements at June 28, 1996 and March 29, 1996. The actual amount of any repayment is dependent upon the amount of aggregate royalties paid pursuant to the license agreement during such three-year period. The amount of repayment will equal: (i) $375,000 if aggregate royalties paid amount to less than $125,000; (ii) $250,000 if aggregate royalties paid are greater than $125,000 but less than $250,000; or
(iii) $125,000 if aggregate royalties paid are greater than $250,000 but less than $375,000. If aggregate royalties paid during the first three years of the agreement exceed $375,000, the Company is not required to repay any portion of the purchase price. As of June 28, 1996, the Company is not obligated to pay and has not paid any royalties under the agreement.

Operating Trends and Uncertainties

Dependence on Customers and Contractual Relationships

     The Company markets its payphone products and services predominately to the RBOCs. In fiscal years 1994, 1995 and 1996, sales to RBOCs accounting for greater than 10% of the Company's sales aggregated 73%, 72% and 88%, respectively, of the Company's sales revenues. The Company's significant customers during the past three years have included Ameritech Services, Inc., Bell Atlantic Corp. ("Bell Atlantic"), BellSouth Telecommunications, Inc., Southwestern Bell Telephone Company ("SWB") and NYNEX Corp. ("NYNEX"). During the quarter ended June 28, 1996, Ameritech Services, Inc. Bell Atlantic, NYNEX and SWB accounted for approximately $1.2 million, $1.4 million, $8.1 million and

$1.2 million, respectively, of the Company's sales. During the quarter ended June 30, 1995, Bell Atlantic, NYNEX and SWB accounted for approximately $1.5 million, $622,000 and $3.1 million, respectively, of the Company's sales.

     The Company anticipates that it will continue to derive most of its revenues from such customers, and other regional telephone companies, for the foreseeable future. The loss of any one of such RBOC customers or a significant reduction in sales volume or sales prices to such RBOCs would have a material adverse effect on the Company's business. Recently, two mergers between Pacific Telesis Inc. and SBC Communications, Inc. (the parent of SWB), and between Bell Atlantic and NYNEX were announced. The Company cannot predict the impact that such mergers or other future mergers will or may have on the Company's business.

     The Company competes for and enters into non-exclusive supply contracts to provide products, components and services to the RBOCs. The Company has entered into sales agreements to provide smart products to Ameritech Services, Inc. and U.S. West. The Company has entered into sales agreements to provide payphone components to Ameritech Services, Inc., BellSouth Telecommunications, Inc., Bell Atlantic, NYNEX and SWB. The Company has entered into sales agreements to provide repair, refurbishment and conversion services to Ameritech Services, Inc., Bell Atlantic, NYNEX and SWB. These agreements have terms ranging from two to three years, are renewable at the option of and subject to the procurement process of the particular RBOC, contain fixed sales prices for the Company's products and services with limited provisions for cost increases and expire at various dates from July 1996 to March 1999. These sales agreements are frameworks for dealing on open account and do not specify or commit the Company's customers to purchase a specific volume of products or services. If orders are made, however, the Company has agreed to fill such orders in accordance with the customer's contract specifications. The agreements are generally subject to termination at the option of the customer upon 30 days notice to the Company, or if the Company defaults under any material provision of the agreement, including provisions with respect to performance. In addition, as further described below, the Company has entered into sales agreements to provide smart products to NYNEX and SWB. The terms of these sales agreements (the "firm commitment sales agreements"), however, require the customers to purchase specific quantities of smart products and other components from the Company at specified prices, subject to the cancellation provisions thereof.

     The Company's prospects for continued profitability are largely dependent upon the RBOCs upgrading the technological capabilities of their installed base of payphones, and utilizing the Company's products and services for such upgrade conversion programs. To date, the Company believes that one of the RBOCs has completed a technological upgrade program for its installed base of payphones and that two of the RBOCs have commenced such a program. The two RBOCs that have commenced upgrade programs, and which are significant customers of the Company, have entered into sales agreements with the Company as described below.

     In December 1994, the Company entered into a sales agreement with SWB pursuant to which the Company agreed to supply and SWB agreed to purchase $21.3 million of smart processors and other components, including electronic locks, over a three-year period at specified prices. The agreement also includes a "most favored customer" clause pursuant to which the Company has agreed to provide price and other terms at least as favorable as those extended by the Company to other customers for the products covered by the agreement. The agreement contains certain covenants and conditions relating to product quality and delivery requirements, among others. The agreement provides for penalties and damages in the event that the Company is unable to comply with certain performance criteria. Upon a default by the Company with respect to such covenants and conditions, SWB has the right to cancel the agreement or reduce its purchase commitment, provided such default is not cured within a 20-day notice period. In addition, SWB may in any event terminate the agreement upon at least 30 days notice. However, upon such a termination, SWB has agreed to purchase all finished goods then held by the Company and to pay contractor and supplier cancellation and restocking charges, if any, plus a nominal profit percentage above the cost of such materials. Because SWB has the right to terminate the contract on 30 days notice as described above, there can be no assurance that the Company will ultimately sell $21.3 million of smart processors and other components pursuant to such contract. As of June 28, 1996, the Company estimates that the customer has acquired in excess of 65% of committed volume under such sales agreement. However, as a result of changes in SWB's delivery requirements, the Company does not anticipate shipping the remaining volume pursuant to the terms of the agreement during the remainder of the 1996 calendar year.

     In December 1995, the Company entered into an amendment to a sales agreement with NYNEX pursuant to which the Company agreed to supply and NYNEX agreed to purchase approximately $12 million of smart products and other components over a eight-month period at specified prices. The agreement also includes a "most favored customer" clause pursuant to which the Company has agreed to provide price and other terms at least as favorable as those extended by the Company to other customers for the products covered by the agreement. The agreement contains certain covenants and conditions relating to product quality and delivery requirements, among others. Upon a default by the Company with respect to such covenants and conditions, NYNEX has the right to cancel the contract, provided such default is not cured within a 14-day notice period. Either party may terminate the agreement upon default by the other party of any material provision of the agreement provided such default is not cured within a 10-day notice period. In addition, NYNEX has the right to cancel prior to shipment any and all orders under the agreement and, in such event, would be liable to the Company only for the cost of goods not otherwise usable or salable by the Company. Because NYNEX has the right to terminate orders under the contract as described above, there can be no assurance that the Company will ultimately sell the $12 million of products under such contract. However, as of June 28, 1996, the Company has satisfied the majority of its sales commitment pursuant to the contract amendment, and is presently competing for another contract award.

     The termination of these or any of the Company's sales agreements would have a material adverse effect on the Company's business. Further, any assessment of damages under the Company's sales contracts could have a further material adverse effect on the Company's operating results and liquidity. In April 1995, the Company initiated a recall of products as a result of potential products failures due to contamination introduced into the manufacturing process by the Company's contract manufacturer. Although the Company's contract manufacturer was responsible for the repair or replacement of the recalled product, the Company incurred liquidated damages under the terms of the sales agreement with its customer in the amount of $200,000. The damages were paid by an $8.00 price reduction over the next 25,000 units shipped after July 1, 1995. This liability was recorded in the Company's consolidated financial statements at March 31, 1995. Also, the Company agreed to extend its warranty on up to 5,000 units shipped under the terms of the sales agreement through December 31, 1998. However, the Company does not anticipate that it will incur significant warranty costs as a result of the extended warranty.

     The Company's prospects and the ability of the Company to maintain a profitable level of operations are dependent upon its ability to secure contract awards from the RBOCs. In addition, the Company's prospects for growth are dependent upon market acceptance and success of its smart products, as well as development of other smart products containing additional advanced features. If the Company is unable to attract the interest of the RBOCs to deploy the Company's smart products, the Company's sales revenues, business and prospects for growth would be adversely affected. Further, the Company's ability to maintain and/or increase its sales is dependent upon its ability to compete for and maintain satisfactory relationships with the RBOCs, particularly those RBOCs presently representing significant customers of the Company. Prior to a restructuring instituted in 1994, the Company experienced difficulties with a first generation smart payphone product, which difficulties subsequently were remedied. Such difficulties, however, resulted in the termination of a contract for such product with one of the Company's then significant RBOC customers. There can be no assurances that similar difficulties will not occur in the future.

Product Sales Prices

     The Company's agreements with its contract manufacturers generally provide that the Company will bear certain cost increases incurred by the manufacturer. Accordingly, the Company's manufacturing costs may fluctuate based on costs incurred by its contract manufacturers and such fluctuations could have a material and adverse impact on earnings. The Company's sales agreements with customers generally have fixed product prices with limited price escalation provisions. Consequently, there is a risk that the Company may not be able to pass on price increases to its customers. In the event the Company's costs increase or orders are lost due to price increases, the Company's profitability would be adversely affected. The Company encounters substantial competition with respect to smart payphone contract awards by the RBOCs. Competition is beginning to result in price reductions, which will result in reduced gross profit margins absent reductions in product costs. In connection with the Company's present efforts to secure another significant smart payphone award from an RBOC, the Company has lowered its prices in response to competition and sales volume expectations, and has begun efforts to migrate to lower-cost manufacturing methods to effect reductions in product costs. In the event the contract is awarded to the Company, the Company's gross profit percentage will likely decline until the Company is able to effect planned reductions in product costs. However, there is no assurance that the contract will be awarded to the Company.

Telecommunications Act of 1996

     On February 8, 1996, the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act"), the most comprehensive reform of communications law since the enactment of the Communications Act of 1934. The Telecommunications Act eliminates long-standing legal barriers separating local exchange carriers, long distance carriers, and cable television companies and preempts conflicting state laws in an effort to foster greater competition in all telecommunications market sectors, improve the quality of services and lower prices.

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

     In addition, as a result of the Telecommunications Act of 1996, the RBOCs will be permitted to manufacture and provide telecommunications equipment and to manufacture customer premises equipment when certain competitive conditions have been met. It is possible that one or more RBOCs will decide to manufacture payphone products, which would increase the competition faced by the Company and could decrease demand for the Company's products by such RBOCs. Notwithstanding, the Company believes that deregulation generally will benefit the Company. However, there can be no assurance that the Company will benefit from deregulation or that it will not be adversely affected by deregulation.

Sources of Supply and Dependence on Contract Manufacturers

     The Company generally assembles its smart payphone products from assemblies produced by certain manufacturers under contractual arrangements. To the extent that such manufacturers encounter difficulties in their production processes that delay shipment to the Company or that affect the quality of items supplied to the Company, the Company's ability to perform its sales agreements or otherwise to meet supply schedules with its customers can be adversely affected. In the event that contract manufacturers delay shipments or supply defective materials to the Company, and such delays or defects are material, the Company's customer relations could deteriorate and its sales and operating results could be materially and adversely affected.

     The majority of the Company's products in terms of revenues contain components or assemblies that are purchased from single sources. The Company believes that there are alternative sources of supply for most of the components and assemblies currently purchased from single sources. Some of the components and assemblies used by the Company for which there are not immediately available alternative sources of supply are provided to the Company under standard purchase arrangements. If a shortage or termination of the supply of any one or more of such components or assemblies were to occur, however, the Company's business could be materially and adversely affected. In such event, the Company would have to incur the costs associated with redesigning its products to include available components or assemblies or otherwise obtain adequate substitutes, which costs could be material. Also, any delays with respect to redesigning products or obtaining substitute components would materially adversely affect the Company's business.

Litigation and Disputes

     In October 1994, a contract manufacturer that delivered allegedly defective first generation smart products to the Company discontinued operations prior to the scheduled contract termination date. In April 1995, the contract manufacturer formally terminated the Company's manufacturing contract as of the scheduled termination date. Pursuant to the terms of the manufacturing contract, the Company was committed to acquire the manufacturer's inventories related to the Company's products. The Company is presently involved in a dispute with the contract manufacturer with respect to such inventories, which approximate $l million, unpaid obligations of the Company of approximately $265,000, unpaid obligations of the contract manufacturer of approximately $125,000 due to the Company, and other matters including an alleged claim of lost profits by the contract manufacturer of approximately $916,000 related to the Company's minimum contract purchase commitment and alleged claims of lost business and expenses of the Company due to the delivery of defective products and the termination of a significant smart product sales agreement. The Company is attempting to settle the dispute with the manufacturer and claims that the manufacturer supplied defective product and that it breached the agreement by discontinuing operations prior to the scheduled termination date. However, there is no assurance that the dispute can be settled in the Company's favor, or at all. Also, there is no assurance that the dispute will not escalate into litigation. Should the dispute escalate into litigation, the Company intends to defend and pursue its positions vigorously. However, there is no assurance that the outcome of the dispute or potential litigation related thereto will not have a material adverse effect on the Company's financial position or results of operations.

Net Operating Loss Carryforwards

     As of June 28, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $15 million to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards is limited after an ownership change, as defined in such Section 382, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. Such an ownership change occurred on October 31, 1994 and could occur in the future. As a result, the Company will be subject to an annual limitation on the use of its net operating losses of approximately $210,000. Such limitation would have the effect of increasing the Company's tax liability and reducing net income and available cash resources of the Company if the taxable income during a year exceeded the allowable loss carried forward to that year. In addition, because of such limitations, the Company will be unable to use a significant portion of its net operating loss carryforwards.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     On July 5, 1994, Multitek Circuitronics, Inc. filed suit against the Company in United States District Court for the Northern District of Illinois Eastern Division to collect unpaid obligations of approximately $400,000. Pursuant to the terms of a settlement agreement and mutual release dated July 3, 1996 this suit was dismissed with prejudice. Pursuant to the terms of the settlement agreement, the Company paid $180,000 and agreed to pay an additional $112,500 in six equal monthly installments of $18,750 commencing on August 15, 1996.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed herewith as a part of Part I.

     Exhibit
       No.              Description of Exhibit

       11.    Statement re computation of per share earnings

       27.    Financial Data Schedule (EDGAR Filing only)

(b)  Reports of Form 8-K

     There were no reports on Form 8-K filed for the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TECHNOLOGY SERVICE GROUP, INC.
                                                          (Registrant)


             Signature              Title                         Date
             ---------              -----                         ----

By: /s/ Vincent C. Bisceglia        President & Chief             August 6, 1996
    ---------------------------     Executive Officer, Director
        Vincent C. Bisceglia

By: /s/ William H. Thompson         Vice President, Finance       August 6, 1996
    ---------------------------     Chief Financial Officer
        William H. Thompson         Secretary (principal financial
                                    officer)

                                  EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     At Page

11.           Statement re computation of per share earnings               25

27.           Financial Data Schedule (EDGAR filing only)                  26