Form 10-Q
period 1996-09-27
TECHNOLOGY SERVICE GROUP INC \DE\
filed 1996-11-01
CIK 1005274

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1996

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


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X_   No ___

At November 1, 1996, there were 4,694,250 shares of common stock, $.01 par value, outstanding.

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets at September 27, 1996
           (unaudited) and March 29, 1996                                    3

          Consolidated Statements of Operations for the
           three months and six months ended September 27, 1996
           (unaudited) and September 29, 1995 (unaudited)                    4

          Consolidated Statements of Cash Flows for the
           six months ended September 27, 1996 (unaudited) and
           September 29, 1995 (unaudited)                                    5

          Consolidated Statement of Changes in Stockholders'
           Equity for the six months ended September 27, 1996
           (unaudited)                                                       6

          Notes to Consolidated Financial Statements                         7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     12

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                 25

 Item 2.  Exhibits and Reports on Form 8-K                                  25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TECHNOLOGY SERVICE GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 27,     MARCH 29,
                                                                    1996            1996
                                                                ------------    ------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash                                                          $    157,365    $     19,787
  Accounts receivable, less allowance for doubtful
    accounts of $272,000 and $216,000                              2,954,596       3,866,372
  Inventories                                                     13,635,212       8,658,669
  Deferred tax asset                                                 425,277          50,544
  Prepaid expenses and other current assets                          127,655         146,117
                                                                ------------    ------------
      Total current assets                                        17,300,105      12,741,489
Property and equipment, net                                        1,955,084       2,198,625
Deferred tax asset                                                   145,312            --
Other assets                                                       3,775,747       4,693,650
                                                                ------------    ------------
                                                                $ 23,176,248    $ 19,633,764
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                                $  1,033,672    $  1,002,403
  Borrowings under revolving credit agreement                      1,795,377            --
  Current maturities under long-term debt and
    capital lease obligations                                         47,905         118,444
  Accounts payable                                                 4,418,745       5,030,945
  Income taxes payable                                               396,478         165,666
  Deferred revenue                                                      --           541,245
  Accrued liabilities                                              1,107,883       1,472,379
  Accrued restructuring charges                                       78,927          16,427
                                                                ------------    ------------
      Total current liabilities                                    8,878,987       8,347,509
Borrowings under revolving credit agreement                             --         1,093,735
Long-term debt and capital lease obligations                         890,666       3,414,586
Notes payable to stockholders                                           --         2,800,000
Deferred revenue                                                     375,000         375,000
Other liabilities                                                      3,198           3,198
                                                                ------------    ------------
                                                                  10,147,851      16,034,028
                                                                ------------    ------------
Commitments and contingencies                                           --              --
Stockholders' equity:
  Preferred stock, $100 par value, 100,000 authorized,
    none issued or outstanding                                          --              --
  Common stock, $.01 par value, 10,000,000 shares authorized,
    4,693,750 and 3,500,000 shares issued and outstanding             46,938          35,000
  Capital in excess of par value                                  11,912,987       3,465,000
  Retained earnings                                                1,082,259         111,790
  Cumulative translation adjustment                                  (13,787)        (12,054)
                                                                ------------    ------------
      Total stockholders' equity                                  13,028,397       3,599,736
                                                                ------------    ------------
                                                                $ 23,176,248    $ 19,633,764
                                                                ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended              Six Months Ended
                                         ----------------------------    ----------------------------
                                         September 27,   September 29,   September 27,   September 29,
                                             1996            1995            1996            1995
                                         ------------    ------------    ------------    ------------
Net sales                                $ 10,061,718    $  7,737,680    $ 22,140,214    $ 14,091,825
                                         ------------    ------------    ------------    ------------
Costs and expenses:
  Cost of goods sold                        7,769,914       6,145,900      17,610,363      11,441,027
  General and administrative expenses         717,871         544,257       1,362,856       1,078,615
  Marketing and selling expenses              193,630         321,928         555,108         586,652
  Engineering, research and
    development expenses                      655,526         265,611       1,064,621         552,040
  Litigation settlement                          --              --          (105,146)           --
  Interest expense                             63,047         231,304         204,587         437,889
  Restructuring charges                        62,500            --            62,500            --
  Other (income) expense                      (13,413)         (7,424)        (29,600)         (9,844)
                                         ------------    ------------    ------------    ------------
                                            9,449,075       7,501,576      20,725,289      14,086,379
                                         ------------    ------------    ------------    ------------
Income (loss) before income tax
  expense                                     612,643         236,104       1,414,925           5,446
Income tax provision                         (227,254)           --          (444,456)           --
                                         ------------    ------------    ------------    ------------
Net income (loss)                        $    385,389    $    236,104    $    970,469    $      5,446
                                         ============    ============    ============    ============
Income (loss) per common and
 common equivalent share:
  Primary                                $       0.08    $       0.06    $       0.21    $       --
                                         ============    ============    ============    ============
  Assuming full dilution                 $       0.08    $       0.06    $       0.21    $       --
                                         ============    ============    ============    ============

Weighted average number of common and
 common equivalent shares outstanding:
  Primary                                   5,007,791       3,805,625       4,726,809       3,805,625
                                         ============    ============    ============    ============
  Assuming full dilution                    5,007,791       3,805,625       4,726,809       3,805,625
                                         ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended
                                                    ---------------------------
                                                    September 27,  September 29,
                                                         1996           1995
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $   970,469    $     5,446
  Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities
    Depreciation and amortization                        579,021        506,441
    Provisions for inventory losses and
     warranty expense                                    340,481        103,183
    Provision for uncollectible accounts receivable       55,999         34,949
    Restructuring charges                                 62,500           --
    Provision for deferred tax benefits                 (133,905)          --
    Changes in certain assets and liabilities
     (Increase) decrease in accounts receivable          855,777     (1,433,290)
     (Increase) in inventories                        (5,189,527)      (452,803)
     Decrease in prepaid expenses and
      other current assets                                18,462         29,163
     (Increase) in other assets                             (607)        (6,934)
     Increase (decrease) in accounts payable            (612,199)       720,481
     Increase in income taxes payable                    284,317           --
     (Decrease) in deferred revenue                     (541,245)          --
     (Decrease) in accrued liabilities                  (491,993)      (103,665)
     (Decrease) in accrued restructuring charges            --          (60,000)
     Other                                                   792           (576)
                                                     -----------    -----------
     Net cash used for operating activities           (3,801,658)      (657,605)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (197,512)      (132,206)
                                                     -----------    -----------
     Net cash used for investing activities             (197,512)      (132,206)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds under revolving credit
   agreement                                             701,642        647,952
  Proceeds from initial public offering, net of
   issuance expenses                                   8,634,547           --
  Proceeds from exercise of common stock
   options and warrants                                  163,750           --
  Repayment of notes payable to stockholders          (2,800,000)          --
  Principal payments on long-term debt and
   capital lease obligations                          (2,594,460)      (496,303)
  Increase in bank overdraft                              31,269        402,412
                                                     -----------    -----------
      Net cash provided by financing
       activities                                      4,136,748        554,061
                                                     -----------    -----------
Increase (decrease) in cash                              137,578       (235,750)
Cash, beginning of period                                 19,787        265,576
                                                     -----------    -----------
Cash, end of period                                  $   157,365    $    29,826
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 1996
                                   (Unaudited)

                                                     Capital in                  Cummulative
                                       Common        Excess of      Retained     Translation
                                        Stock        Par Value      Earnings      Adjustment         Total
                                    ------------   ------------   ------------   ------------    ------------
Balance at March 29, 1996           $     35,000   $  3,465,000   $    111,790   $    (12,054)   $  3,599,736
Issuance of 1,150,000 shares in
  initial public offering, net of
  issuance expenses                       11,500      8,284,675           --             --         8,296,175

Issuance of 40,000 shares upon
  exercise of common stock
  purchase warrants                          400        159,600           --             --           160,000

Issuance of 3,750 shares upon
  exercise of common stock
  options                                     38          3,712           --             --             3,750

Net income for the period                   --             --          970,469           --           970,469

Foreign currency translation
  adjustment                                --             --             --           (1,733)         (1,733)
                                    ============   ============   ============   ============    ============
Balance at September 27, 1996       $     46,938   $ 11,912,987   $  1,082,259   $    (13,787)   $ 13,028,397
                                    ============   ============   ============   ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying unaudited consolidated balance sheet of the Company as of September 27, 1996 and the related unaudited consolidated statements of operations for the three months and six months ended September 27, 1996 and September 29, 1995, and the unaudited consolidated statements of cash flows and statement of changes in stockholders' equity for the six months ended September 27, 1996 have been prepared in accordance with instructions to Form 10-Q. Accordingly, the financial information does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair presentation of the financial position of the Company at September 27, 1996 and its operations and its cash flows for the three months and six months ended September 27, 1996 and September 29, 1995 have been made. For further information, refer to the audited financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended March 29, 1996.

     The results of operations for the three months and six months ended September 27, 1996 are not necessarily indicative of the results for the entire fiscal year ending March 28, 1997.

2.   INVENTORIES

     Inventories at September 27, 1996 and March 29, 1996 consisted of the following:

                                            September 27,         March 29,
                                                1996                1996
                                            -----------         -----------

     Raw materials                          $ 7,050,708         $ 6,056,702
     Work-in-process                          4,236,267           1,207,080
     Finished goods                           2,348,237           1,394,887
                                            -----------         -----------
                                            $13,635,212         $ 8,658,669
                                            ===========         ===========

3. BORROWINGS UNDER REVOLVING CREDIT AGREEMENT, LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE TO STOCKHOLDERS

     At September 27, 1996, the Company is able to borrow up to a maximum of $9 million under a revolving credit agreement pursuant to the terms of a Loan and Security Agreement (the "Loan Agreement") between the Company and its bank. At September 27, 1996 and March 29, 1996, the Company had outstanding debt of $1,795,377 and $1,093,735, respectively, under the revolving credit agreement. At March 29, 1996, the Company also had outstanding debt of $2,525,000 under term and installment notes issued pursuant to the terms of the Loan Agreement. Indebtedness outstanding under the Loan Agreement is secured by substantially all assets of the Company including accounts receivable, inventories and property and equipment. At September 27, 1996, the borrowing limit under the revolving credit agreement was based upon specified percentages applied to the value of collateral, consisting of accounts receivable and inventories. At March 29, 1996, the borrowing limit under the revolving credit agreement was based upon specified percentages applied to the value of collateral less indebtedness outstanding under a $2.2 million term note due November 30, 1997. Interest is payable monthly at a variable rate per annum equal to 1.5% above a base rate quoted by Citibank (8.25% at September 27, 1996 and March 29, 1996).

     In May 1996, the Company completed an initial public offering of equity securities (see Note 4). A portion of the proceeds from the initial public offering was used to repay the Company's then outstanding indebtedness of $2,509,524 pursuant to the term and installment notes. In addition, a portion of the proceeds was used to repay $3,808,589 of indebtedness outstanding under the revolving credit agreement. Accordingly, the Company classified $1,093,735 of indebtedness outstanding under the revolving credit agreement and $2,509,524 of indebtedness outstanding under term and installment notes at March 29, 1996 as long-term obligations.

     Long-term debt and capital lease obligations payable at September 27, 1996 and March 29, 1996 consisted of the following:

                                                    September 27,    March 29,
                                                         1996           1996
                                                     -----------    -----------

   Loan and Security Agreement
     $2.2 million secured term note, principal
       balance due November 30, 1997                 $      --      $ 2,200,000
     $650,000 secured term note, principal
       payable in sixty equal monthly installments
       of $7,738, with remaining principal balance
       due November 30, 1997                                --          325,000
   Unsecured non-interest bearing promissory
     note, payable in nineteen equal monthly
     installments of $10,873                                --           32,620
   Obligations under capital leases                      938,571        975,410
                                                     -----------    -----------
                                                         938,571      3,533,030
   Less - current maturities                             (47,905)      (118,444)
                                                     -----------    -----------
                                                     $   890,666    $ 3,414,586
                                                     ===========    ===========

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

4.   STOCKHOLDERS' EQUITY

Initial Public Offering

     In May 1996, the Company completed an initial public offering of 1,150,000 units (the "Units"), each Unit consisting of one share of common stock and one redeemable warrant ("Redeemable Warrant") at a price of $9.00 per Unit for gross proceeds of $10,350,000. In connection with the offering, the Company issued warrants to the Underwriters to purchase 100,000 shares of Common Stock (the "Underwriter Warrants") for gross proceeds of $10. Net proceeds received by the Company, after underwriting discounts and expenses of $1,231,897 and other expenses of $821,938, amounted to $8,296,175. As of March 29, 1996, the Company had incurred, and deferred as other assets, offering expenses of $338,372. Accordingly, net proceeds during the six months ended September 27, 1996 amounted to $8,634,547.

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

Income (Loss) Per Common and Common Equivalent Share

     Income (loss) per common and common equivalent share for the three months and six months ended September 27, 1996 and September 29, 1995 is computed on the basis of the weighted average number of common shares outstanding and dilutive common equivalent shares outstanding during the period, except as required pursuant to Accounting Principles Board Opinion No. 15, Earnings per Share, all outstanding options and warrants during the three months and six months ended September 27, 1996 have been included in the calculation in accordance with the modified treasury stock method and except as required pursuant to Securities and Exchange Commission Staff Accounting Bulletin ("SECSAB") Topic 4:D, shares of common stock underlying warrants issued and options granted during the 12 months prior to the Company's May 10, 1996 initial public offering (see Note 4) at prices below the public offering price have been included in the calculation of weighted average of common and common equivalent shares outstanding as if they were outstanding as of the beginning of the periods.

5.   INCOME TAXES

     There was no provision for income taxes for the three months and six months ended September 29, 1995. The provision for income taxes charged to operations for the three months and six months ended September 27, 1996 was as follows:

                                                   Three Months     Six Months
                                                      Ended           Ended
                                                   September 27,   September 27,
                                                       1996            1996
                                                    ---------       ---------

     Current tax expense:
       Federal                                      $ 274,618       $ 565,566
       State                                           41,150          84,790
                                                    ---------       ---------
                                                      315,768         650,356
                                                    ---------       ---------
     Deferred tax benefit:
       Federal                                       (143,609)       (323,528)
       State                                          (20,064)        (45,199)
                                                    ---------       ---------
                                                     (163,673)       (368,727)
                                                    ---------       ---------
                                                      152,095         281,629
     Tax benefits of operating loss carryforwards        --           (71,995)
     Tax benefits applied to goodwill                  75,159         234,822
                                                    ---------       ---------
                                                    $ 227,254       $ 444,456
                                                    =========       =========

     The provision for income taxes differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to income (loss) before income taxes as a result of the following differences:


                                                       Three Months Ended                    Six Months Ended
                                                 -------------------------------     -------------------------------
                                                 September 27,     September 29,     September 27,     September 29,
                                                      1996              1995              1996              1995
                                                   ---------         ---------         ---------         ---------
     Statutory U.S. tax rates                      $ 208,298         $  80,275         $ 481,074         $   1,852
     State taxes, net of federal benefit              17,896              --              44,172              --
     Non-deductible expenses                          14,003            25,721            28,935            51,442
     Losses for which no tax benfit was
       provided                                         --                --                --              52,702
     Utilization of loss carryforwards                  --            (105,996)          (71,995)         (105,996)
     Net deferred tax benefits                       (12,943)             --             (37,730)             --
                                                   ---------         ---------         ---------         ---------
     Effective tax rates                           $ 227,254         $    --           $ 444,456         $    --
                                                   =========         =========         =========         =========

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information for the six months ended September 27, 1996 and September 29, 1995 consists of the following:

                                                     Six Months Ended
                                              --------------------------------
                                              September 27,      September 29,
                                                  1996               1995
                                                --------           --------

     Interest paid                              $339,836           $456,533
     Income taxes paid                           294,044               --
     Deferred offering expenses charged
       against proceeds of initial public
       offering                                  338,372               --
     Realization of deferred tax assets
       applied to goodwill                       159,663               --
     Other current assets acquired by
       assumption of debt obligations               --              131,594
     Write-off of property and
       equipment against accounts
       payable                                      --                1,600
     Increase in goodwill from
       distribution of escrow
       consideration                                --              329,709


     In addition, during the six months ended September 27, 1996, the Company applied $151,318 of deferred tax benefits to goodwill with respect to acquired deferred tax assets as of March 29, 1996 as a result a reassessment of the realizability thereof.

7.   RESTRUCTURING CHARGES

     During August 1996, the Company initiated a consolidation plan intended to augment its on-going productivity and quality improvement programs. In connection with this plan, the Company initiated the closure of one of its manufacturing facilities, and recorded a restructuring charge of $62,500 consisting primarily of estimated severance obligations. The Company intends to consolidate its service operations into its other manufacturing facility and to lease a new facility to enable the consolidation of product assembly operations and corporate headquarters by the end of fiscal 1997.

8.   COMMITMENTS AND CONTINGENT LIABILITIES

     Pursuant to the terms of a settlement agreement and mutual release dated July 3, 1996, a suit filed against the Company by a former supplier to collect approximately $400,000 of unpaid obligations was dismissed with prejudice. Pursuant to the terms of the settlement agreement, the Company paid $180,000 and agreed to pay an additional $112,500 in six equal monthly installments of $18,750 commencing on August 15, 1996. As a result of the settlement agreement the Company realized a gain of $105,146 representing the difference between unpaid obligations recorded in the Company's accounts and aggregate settlement payments set forth in the settlement agreement. The gain is reflected in the Company's results of operations for the six months ended September 27, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This report contains certain forward looking statements concerning the Company's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified herein.

Results of Operations

          For the Three Months Ended September 27, 1996 Compared to the
                      Three Months Ended September 29, 1995

     Overview. The Company's income before taxes for the three months ended September 27, 1996 increased by $376,539, or 159%, to $612,643 as compared to $236,104 for the three months ended September 29, 1995. During the three months ended September 27, 1996, the Company recorded an income tax provision of $227,254. No income tax provision was recorded during the three months ended September 29, 1995. Net income for the three months ended September 27, 1996 increased by 63% to $385,389 versus $236,104 for the same period last year. Primary earnings per share for the three months ended September 27, 1996 increased to $.08 per share based on 5,007,791 common and common equivalent shares outstanding versus $.06 per share based on 3,805,625 common and common equivalent shares outstanding for the three months ended September 29, 1995.

     Sales. Sales increased by $2,324,038, or 30%, to $10,061,718 for the three months ended September 27, 1996 (second quarter of fiscal 1997) from $7,737,680 for the three months ended September 29, 1995 (second quarter of fiscal 1996). The increase in sales is primarily attributable to an increase in sales volume, particularly sales that related to smart payphone products and components. Sales of smart payphone products and components increased by approximately $2.1 million (43%), and accounted for approximately 69% of sales during the second quarter of fiscal 1997 as compared to 63% of sales during the second quarter of fiscal 1996. Refurbishment and repair services and related product sales for the second quarter of fiscal 1997 increased by approximately $225,000 (8%) as compared to the same period last year, and accounted for 29% of sales as compared to 35% last year. Sales during the second quarter of fiscal 1997 include export sales of approximately $160,000 as compared to export sales of approximately $127,000 during the second quarter of fiscal 1996.

     A significant portion of the Company's sales during the second quarter of fiscal 1997 were attributable to shipments pursuant to a sales agreement between the Company and NYNEX Corp. ("NYNEX") executed in December 1995. During the second quarter of fiscal 1996, a significant portion of the Company's sales were attributable to shipments pursuant to a sales agreement between the Company and Southwestern Bell Telephone Company ("SWB") executed in December 1994. See "Liquidity and Capital Resources - Operating Trends and Uncertainties," below for a discussion of the Company's dependence on significant customers and contractual relationships.

     Cost of Goods Sold. Cost of goods sold increased by $1,624,014, or 26%, to $7,769,914 during the second quarter of fiscal 1997 as compared to $6,145,900 during the second quarter of fiscal 1996. The increase in cost of products sold is primarily attributable to the 30% increase in sales during the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996. Although certain sales price reductions had a negative impact on product margins, the increase in volume and variations in product mix had a favorable impact on production costs as a percentage of sales. Overall, cost of goods sold as a percentage of sales declined to 77% during the second quarter of fiscal 1997 as compared to 79% of sales during second quarter of fiscal 1996.

     General and Administrative Expenses. General and administrative expenses increased by $173,614, or 32%, to $717,871 (7% of sales) during the second quarter of fiscal 1997 from $544,257 (7% of sales) during the second quarter of fiscal 1996. The increase in general and administrative expenses is primarily related to the increase in the volume of business, amortization of deferred patent license fees with respect to a patent license acquired in September 1995, an increase in accrued compensation pursuant to the terms of an employment agreement between the Company and its president and accrued compensation with respect to a bonus plan adopted by the Board of Directors during the second quarter of fiscal 1997. Pursuant to the terms of the bonus plan, key employees of the Company will receive additional compensation based on the annual operating results of the Company in excess of a defined return on stockholders' equity.

     Marketing and Selling Expenses. Marketing and selling expenses decreased by $128,298, or 40%, to $193,630 (2% of sales) during the second quarter of fiscal 1997 as compared to $321,928 (4% of sales) during the second quarter of fiscal 1996. The decrease is primarily attributable to a decrease in royalty expense associated with sales of smart payphone products. The obligation to pay royalties on sales of the Company's smart payphone products expired on June 30, 1996.

     Engineering, Research and Development Expenses. Engineering, research and development expenses increased by $389,915, or 147%, to $655,526 (7% of sales) during the second quarter of fiscal 1997 as compared to $265,611 (3% of sales) during the second quarter of fiscal 1996 due to an expansion of engineering resources and product development activities. The Company began to expand its engineering resources during the first quarter of fiscal 1997 in order to facilitate smart product development activities and the implementation of lower-cost manufacturing methodologies.

     Restructuring Charges. During August 1996, the Company initiated a consolidation plan intended to augment its on-going productivity and quality improvement programs. In connection with this plan, the Company initiated the closure of one of its manufacturing facilities, and recorded a restructuring charge of $62,500 consisting primarily of estimated severance obligations. The Company intends to consolidate its service operations into its other manufacturing facility and to lease a new facility to enable the consolidation of product assembly operations and corporate headquarters by the end of fiscal 1997. In order to assure continuity of supply, the Company has recently out-sourced in-house printed circuit board assembly operations until the new facility is established and commences assembly operations.

     Interest Expense. Interest expense decreased to $63,047 during the second quarter of fiscal 1997 as compared to $231,304 during the second quarter of fiscal 1996 primarily due to the repayment of outstanding bank and stockholder debt obligations during May 1996 from proceeds of the Company's initial public offering. See "Liquidity and Capital Resources - Cash Flows From Financing Activities," below.

     Income Taxes. During the second quarter of fiscal 1997, the Company recorded an income tax provision of $227,254, net of deferred tax benefits of $88,514, on pre-tax income of $612,643. Benefits of acquired deferred tax assets aggregating $75,159 were applied to goodwill during the three months ended September 27, 1996. There was no income tax provision during second quarter of fiscal 1996. Benefits of net operating loss carryforwards used to offset current taxable income during the three months ended September 29, 1995 amounted to $105,996.

           For the Six Months Ended September 27, 1996 Compared to the
                       Six Months Ended September 29, 1995

     Overview. The Company's income before taxes for the six months ended September 27, 1996 increased by $1,409,479, to $1,414,925 as compared to $5,446 for the six months ended September 29, 1995. During the six months ended September 27, 1996, the Company recorded an income tax provision of $444,456. No income tax provision was recorded during the six months ended September 29, 1995. Net income for the six months ended September 27, 1996 increased to $970,469 versus $5,446 for the same period last year. Primary earnings per share for the six months ended September 27, 1996 increased to $.21 per share based on 5,007,791 common and common equivalent shares outstanding versus $.00 per share based on 3,805,625 common and common equivalent shares outstanding for the six months ended September 29, 1995.

     Sales. Sales increased by $8,048,389, or 57%, to $22,140,214 for the six months ended September 27, 1996 (first six months of fiscal 1997) from $14,091,825 for the six months ended September 29, 1995 (first six months of fiscal 1996). As with the three month periods, the increase in sales is primarily attributable to an increase in sales volume, particularly sales that related to smart payphone products and components. Sales of smart payphone products and components increased by approximately $7.6 million (94%), and accounted for approximately 71% of sales during the first six months of fiscal 1997 as compared to 57% of sales during the first six months of fiscal 1996. Refurbishment and repair services and related product sales for the first six months of fiscal 1997 increased by approximately $517,000 (9%) as compared to the same period last year, and accounted for 28% of sales as compared to 41% last year. Sales during the first six months of fiscal 1997 include export sales of approximately $160,000 as compared to export sales of approximately $256,000 during the first six months of fiscal 1996.

     A significant portion of the Company's sales during the first six months of fiscal 1997 were attributable to shipments pursuant to the aforementioned sales agreement between the Company and NYNEX. During the first six months of fiscal 1996, a significant portion of the Company's sales were attributable to shipments pursuant to the aforementioned sales agreement between the Company and SWB. Sales volume during the first six months of fiscal 1996, however, was adversely affected by a recall of smart products initiated by the Company as a result of potential product failures from contamination introduced into the manufacturing process by the Company's contract manufacturer. See "Liquidity and Capital Resources - Operating Trends and Uncertainties," below for a discussion of the Company's dependence on significant customers and contractual relationships and for further information concerning the recall.

     Cost of Goods Sold. Cost of goods sold increased by $6,169,336, or 54%, to $17,610,363 during the first six months of fiscal 1997 as compared to $11,441,027 during the first six months of fiscal 1996. The increase in cost of products sold is primarily attributable to the 57% increase in sales during the first six months of fiscal 1997 as compared to the first six months of fiscal 1996. Although certain sales price reductions had an adverse impact on product margins, the increase in volume and variations in product mix had a favorable impact on production costs as a percentage of sales. Overall, cost of goods sold as a percentage of sales declined to 80% during the first six months of fiscal 1997 as compared to 81% of sales during first six months of fiscal 1996.

     General and Administrative Expenses. General and administrative expenses increased by $284,241, or 26%, to $1,362,856 (6% of sales) during the first six months of fiscal 1997 from $1,078,615 (8% of sales) during the first six months of fiscal 1996. The increase in general and administrative expenses is primarily related to the increase in the volume of business, amortization of deferred patent license fees with respect to a patent license acquired in September 1995, an increase in accrued compensation pursuant to the aforementioned employment agreement between the Company and its president and accrued compensation under to the bonus plan adopted during the three months ended September 27, 1997.

     Marketing and Selling Expenses. Marketing and selling expenses decreased by $31,544, or 5%, to $555,108 (3% of sales) during the first six months of fiscal 1997 as compared to $586,652 (4% of sales) during the first six months of fiscal 1996. The decrease is primarily attributable to a decrease in royalty expense associated with sales of smart payphone products offset by commission compensation accrued pursuant to a sales commission plan adopted during fiscal 1997.

     Engineering, Research and Development Expenses. Engineering, research and development expenses increased by $512,581, or 93%, to $1,064,621 (5% of sales) during the first six months of fiscal 1997 as compared to $552,040 (4% of sales) during the first six months of fiscal 1996 primarily due to an expansion of engineering resources and product development activities. The Company began to expand its engineering resources during the first quarter of fiscal 1997 in order to facilitate smart product development activities and the implementation of lower-cost manufacturing methodologies.

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

     Interest Expense. Interest expense decreased to $204,587 during the first six months of fiscal 1997 as compared to $437,889 during the first six months of fiscal 1996 primarily due to the repayment of outstanding bank and stockholder debt obligations during May 1996 from proceeds of the Company's initial public offering. See "Liquidity and Capital Resources - Cash Flows From Financing Activities," below.

     Income Taxes. During the first six months of fiscal 1997, the Company recorded an income tax provision of $444,456, net of net operating loss carryforwards and deferred tax benefits of $205,900, on pre-tax income of $1,414,925. Benefits of acquired deferred tax assets aggregating $234,822, including benefits of acquired net operating loss carryforwards of $38,360, were applied to goodwill. There was no income tax provision during the six months ended September 29, 1995. Benefits of net operating loss carryforwards used to offset current taxable income during the first six months of fiscal 1996 amounted to $105,996.

Liquidity and Capital Resources

Initial Public Offering

     During May 1996, the Company completed an initial public offering of 1,150,000 Units, each Unit consisting of one share of Common Stock and a Redeemable Warrant, at a price of $9.00 per Unit for gross proceeds of $10,350,000. In connection with the offering, the Company issued warrants to the Underwriters to purchase 100,000 shares of Common Stock (the "Underwriter Warrants") for gross proceeds of $10. Net proceeds received by the Company as of September 27, 1996, after underwriting discounts and expenses of $1,231,897 and other expenses of $821,938, aggregated $8,296,175. As of March 29, 1996, the Company had incurred and deferred offering expenses of $338,372. Accordingly, net proceeds from the Company's initial public offering during the six months ended September 27, 1996 aggregated $8,634,547.

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

The Loan Agreement

     The Loan Agreement between the Company and its bank provides financing to the Company under a revolving credit agreement and term and installment notes of up to $9 million. Pursuant to an October 31, 1994 amendment to the Loan Agreement, $2.2 million of debt outstanding under the revolving credit agreement was converted into a term note payable on November 30, 1997, the interest rate on amounts borrowed under the terms of the Loan Agreement was reduced by ae% and the term of the Loan Agreement was extended from May 31, 1995 to November 30, 1997. At March 29, 1996, the Company had outstanding indebtedness of $1,093,735 under the revolving credit agreement and $2,525,000 under term and installment notes, including the $2.2 million term note due November 30, 1997. At March 29, 1996, the term and installment notes consisted of a term note with an outstanding balance of $2.2 million and a term note with an outstanding balance of $325,000. At September 27, 1996, the Company had outstanding indebtedness of $1,795,377 under the revolving credit agreement after repayments from the net proceeds of the initial public offering. As of September 27, 1996, outstanding indebtedness under the Loan Agreement bears interest at a variable rate per annum equal to 1.5% above a base rate quoted by Citibank, N.A. The interest rate was reduced from 2% above a base rate quoted by Citibank, N.A. on March 1, 1996. The base rate at September 27, 1996 and March 29, 1996 was 8.25% per annum. Amounts borrowed under the Loan Agreement are secured by substantially all assets of the Company, including accounts receivable, inventories and property and equipment. The Loan Agreement expires on November 30, 1997, and is renewable annually for one-year periods unless terminated by the bank upon an occurrence of an event of default or by the Company upon at least 90 days notice.

     The Loan Agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the bank, including merging or consolidating, payment of subordinated stockholder debt obligations, declaration or payment of dividends, and disposition of assets, among others. Additionally, the Loan Agreement requires the Company to comply with specific financial covenants, including covenants with respect to cash flow, working capital and net worth. Noncompliance with any of these conditions and covenants or the occurrence of an event of default, if not waived or corrected, could accelerate the maturity of the borrowings outstanding under the Loan Agreement. Although the Company is in compliance with the covenants set forth in the Loan Agreement as of September 27, 1996, there is no assurance that the Company will be able to remain in compliance with such covenants in the future.

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

Cash Flows From Financing Activities

     Cash provided by financing activities during the six months ended September 27, 1997 aggregated $4,136,748, including the net proceeds from the initial public offering of $8,634,547, as compared to $554,061 during the six months ended September 29, 1995.

     Net proceeds under the Company's revolving credit agreement during the six months ended September 27, 1996 amounted to $701,642 as compared to net proceeds of $647,952 during the six months ended September 29, 1995. Net proceeds under the revolving credit agreement during the six months ended September 27, 1996 reflect the repayment of $3,808,589 of indebtedness from the proceeds of the Company's initial pubic offering. Exclusive of such repayment, the net proceeds under the revolving credit agreement during the six months ended September 27, 1997 aggregated $4,510,231. The net proceeds under the revolving credit agreement were used to fund the Company's net cash requirements during the six months ended September 27, 1997 and September 29, 1995.

     Principal payments on long-term debt and capital lease obligations during the six months ended September 27, 1996 aggregated $2,594,460, including repayment of the $2.2 million term note due November 30, 1997 and the repayment of $309,524 outstanding under the $650,000 term note due November 30, 1997 from the proceeds of the Company's initial public offering. Principal payments on long-term debt and capital lease obligations during the six months ended
September 27, 1996, excluding the repayments of term and installment note indebtedness from the proceeds of the offering, amounted to $84,936, as compared to $496,303 during the six months ended September 29, 1995. The decrease in principal payments (exclusive of repayments made from proceeds of the offering) for the six months ended September 27, 1996 as compared to the corresponding period last year is attributable to debt maturing during fiscal 1997.

     Pursuant to an October 31, 1994 Investment Agreement, the Company borrowed $2.8 million from its stockholders, and issued 10% interest bearing subordinated promissory notes due November 1, 1999. These subordinated promissory notes were repaid during the six months ended September 27, 1996 from the proceeds of the Company's initial public offering.

     The Company has also established a cash management program with its bank pursuant to which the Company funds drafts as they clear the bank. Accordingly, the Company maintains bank overdrafts representing outstanding drafts and utilizes the cash management account as a source of funding. Bank overdrafts vary according to many factors, including the volume of business, and the timing of purchases and disbursements. During the six months ended September 27, 1996, the Company's bank overdrafts increased by $31,269 as compared to an increase of $402,412 during the six months ended September 29, 1995.

     In June 1996, the Company issued 40,000 shares of common stock for aggregate proceeds of $160,000 upon the exercise of outstanding common stock purchase warrants issued in May 1995. See "Capital Commitments and Liquidity," below. In September 1996, the Company issued 3,750 shares of common stock upon the exercise of incentive stock options at an aggregate exercise price of $3,750.

Cash Flows From Operating Activities

     Six Months Ended September 27, 1996. Cash used to fund operating activities during the six months ended September 27, 1996 amounted to $3,801,658. During the six months ended September 27, 1996, the Company's operations generated $1,874,565 in cash, after adjustments related to non-cash charges and credits of $904,096. In addition, a decrease in accounts receivable and prepaid expenses and other assets provided cash of $855,777 and $17,855, respectively, and an increase in income taxes payable provided cash of $284,317 during the six months ended September 27, 1996. However, net cash used to fund increases in inventories of $5,189,527 and decreases in accounts payable of $612,199, deferred revenue of $541,245 and accrued liabilities of $491,993 aggregated $6,834,964 during the six months ended September 27, 1996. The decline in accounts receivable was primarily attributable to the rescheduling of shipments in accordance with customer requirements and installation schedules. The increase in inventories was primarily attributable to the aforementioned rescheduling of shipments and the final production run of printed circuit board assemblies for one of the Company's smart products to meet anticipated sales requirements until the planned release of the Company's next generation smart product series. The decrease in accounts payable is related to the Company's efforts to reduce the increase in inventories during the latter part of the period. The Company satisfied its delivery requirements with respect to revenues deferred at the end of fiscal 1996 and deferred revenue decreased accordingly. The decrease in accrued expenses is primarily related to the expiration of royalty agreements and the payment of remaining royalties during the six months ended September 27, 1996.

     Six Months Ended September 29, 1995. Cash used to fund operating activities during the six months ended September 29, 1995 amounted to $657,605. During the six months ended September 29, 1995, the Company's operations generated $650,019 in cash, after adjustments related to non-cash charges of $644,573. In addition, cash provided by an increase in accounts payable of $720,481 and a decrease in prepaid expenses and other assets of $22,229 aggregated $742,710 during the period. However, cash used to fund increases in accounts receivable and inventories amounted to $1,433,290 and $452,803 respectively, and cash used to fund decreases in accrued liabilities and restructuring charges aggregated $163,665. The increases in accounts payable, accounts receivable and inventories during the six months ended September 29, 1995 were primarily related to the increase in the volume of business. The decrease in accrued liabilities and accrued restructuring charges was primarily related to the payment of accrued interest on shareholder notes and the settlement of a lease obligation included in formerly established restructuring reserves, respectively.

Cash Flows From Investing Activities

     Cash used to fund investing activities during the six months ended September 27, 1996 amounted to $197,512 as compared to $132,206 during six months ended September 29, 1995. During the six months ended September 27, 1996, the Company expanded its investment in manufacturing and automated test equipment located at its contract manufacturer, began to invest in equipment and hardware required to manufacture its next generation smart product series, and began a program to upgrade its in-house testing capability. During the corresponding period last year, the Company's investing activities were primarily related to the introduction a new smart payphone product. The Company expects that its capital expenditures over the next several quarters will continue to grow as the Company invests in manufacturing and test equipment required to improve its in-house prototype and manufacturing capabilities and moves forward to select and begin the implementation of new management information systems (see "Capital Commitments and Liquidity," below).

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

     Extension of credit to customers and inventory purchases represent the principal working capital requirements of the Company, and significant increases in accounts receivable and inventory balances could have an adverse effect on the Company's liquidity. The Company's accounts receivable, less allowances for doubtful accounts, at September 27, 1996 and March 29, 1996 amounted to $2,954,596 and $3,866,372, respectively. Accounts receivable at September 27, 1996 and March 29, 1996 consists primarily of amounts due from the RBOCs. The Company's inventories, less allowances for potential losses due to obsolescence and excess quantities amounted to $13,635,212 and $8,658,669 at September 27, 1996 and March 29, 1996, respectively. The level of inventory maintained by the Company is dependent on a number of factors, including delivery requirements of customers, availability and lead-time of components and the ability of the Company to estimate and plan the volume of its business. The Company markets a wide range of services and products and the requirements of its customers vary significantly from period to period. Accordingly, inventory balances may vary significantly.

     In October 1994, the Company entered into a contract manufacturing agreement that provides for the production of certain smart payphone processors. Pursuant to the terms of the manufacturing agreement, the Company committed to purchase $12.2 million of product over an eighteen-month period beginning in December 1994. In addition, in November 1994, the Company entered into a dealer agreement that commits the Company to purchase approximately $3.5 million of electronic lock devices over a two-year period. Purchases under the terms of these agreements fluctuate based on delivery requirements established by the Company. The Company initially scheduled purchases pursuant to these agreements based on anticipated quantities required to meet its sales commitments. As of September 27, 1996, the Company had acquired the majority of committed purchase volume pursuant to these purchase agreements. However, as a result of changes in delivery requirements of one of the Company's customers, the Company's inventories related to such agreements increased by approximately $2 million during the six months ended September 27, 1996. Also, the Company's inventories of printed circuit board assemblies related to another smart payphone product increased by approximately $3 million during the six months ended September 27, 1996 as a result of the final production run to meet anticipated sales requirements until the planned release of TSG's next generation smart product series.

     In December 1994, the Company sold the rights to certain product software for an aggregate purchase price of $500,000. The Company received back an exclusive irrevocable perpetual right to sublicense the software in connection with the sale of related products. In return, the Company agreed to pay royalties on sales of licensed products to other customers. Such royalties would be payable commencing if, and only if, laws, regulations or judicial actions occur which would permit the purchaser of the software to receive such royalty payments. The Company is obligated to repay, three years from the date of sale, a portion of the purchase price up to a maximum amount of $375,000, which is reflected as deferred revenue in the Company's consolidated financial statements at September 27, 1996 and March 29, 1996. The actual amount of any repayment is dependent upon the amount of aggregate royalties paid pursuant to the license agreement during such three-year period. The amount of repayment will equal: (i) $375,000 if aggregate royalties paid amount to less than $125,000; (ii) $250,000 if aggregate royalties paid are greater than $125,000 but less than $250,000; or
(iii) $125,000 if aggregate royalties paid are greater than $250,000 but less than $375,000. If aggregate royalties paid during the first three years of the agreement exceed $375,000, the Company is not required to repay any portion of the purchase price. As of September 27, 1996, the Company is not obligated to pay and has not paid any royalties under the agreement.

Operating Trends and Uncertainties

Dependence on Customers and Contractual Relationships

     The Company markets its payphone products and services predominately to the Regional Bell Operating Companies ("RBOCs"). In fiscal years 1994, 1995 and 1996, sales to RBOCs accounting for greater than 10% of the Company's sales aggregated 73%, 72% and 88%, respectively, of the Company's sales revenues. The Company's significant customers during the past three years have included Ameritech Services, Inc., Bell Atlantic Corp. ("Bell Atlantic"), BellSouth Telecommunications, Inc., Southwestern Bell Telephone Company ("SWB") and NYNEX Corp. ("NYNEX"). During the three months ended September 27, 1996, Ameritech Services, Inc., Bell Atlantic, NYNEX and SWB accounted for approximately $1.0 million, $1.3 million, $6.9 million and $.4 million, respectively, of the Company's sales. During the three months ended September 29, 1995, Bell
Atlantic, NYNEX and SWB accounted for approximately $1.4 million, $.6 million and $4.5 million, respectively, of the Company's sales. During the six months ended September 27, 1996, Ameritech Services, Inc., Bell Atlantic, NYNEX and SWB accounted for approximately $2.2 million, $2.7 million, $15.0 million and $1.6 million, respectively, of the Company's sales. During the six months ended September 29, 1995, Bell Atlantic, NYNEX and SWB accounted for approximately $2.9 million, $1.2 million and $7.6 million, respectively, of the Company's sales.

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

     The Company competes for and enters into non-exclusive supply contracts to provide products, components and services to the RBOCs. The Company has entered into sales agreements to provide smart products to Ameritech Services, Inc. and U.S. West. The Company has entered into sales agreements to provide payphone components to Ameritech Services, Inc., BellSouth Telecommunications, Inc., Bell Atlantic, NYNEX and SWB. The Company has entered into sales agreements to provide repair, refurbishment and conversion services to Ameritech Services, Inc., Bell Atlantic, NYNEX and SWB. These agreements have terms ranging from two to three years, are renewable at the option of and subject to the procurement process of the particular RBOC, contain fixed sales prices for the Company's products and services with limited provisions for cost increases and expire at various dates from July 1996 to March 1999. These sales agreements are frameworks for dealing on open account and do not specify or commit the Company's customers to purchase a specific volume of products or services. If orders are made, however, the Company has agreed to fill such orders in accordance with the customer's contract specifications. The agreements are generally subject to termination at the option of the customer upon 30 days notice to the Company, or if the Company defaults under any material provision of the agreements, including provisions with respect to performance. In addition, as further described below, the Company has entered into sales agreements to provide smart products to NYNEX and SWB. The terms of these sales agreements (the "firm commitment sales agreements"), however, include provisions for the customers to purchase specific quantities of smart products and other components from the Company at specified prices, subject to the cancellation provisions thereof.

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

     In December 1994, the Company entered into a sales agreement with SWB pursuant to which the Company agreed to supply and SWB agreed to purchase $21.3 million of smart processors and other components, including electronic locks, over a three-year period at specified prices. The agreement also includes a "most favored customer" clause pursuant to which the Company has agreed to provide price and other terms at least as favorable as those extended by the Company to other customers for the products covered by the agreement. The agreement contains certain covenants and conditions relating to product quality and delivery requirements, among others. The agreement provides for penalties and damages in the event that the Company is unable to comply with certain performance criteria. Upon a default by the Company with respect to such covenants and conditions, SWB has the right to cancel the agreement or reduce its purchase commitment, provided such default is not cured within a 20-day notice period. In addition, SWB may in any event terminate the agreement upon at least 30 days notice. However, upon such a termination, SWB has agreed to purchase all finished goods then held by the Company and to pay contractor and supplier cancellation and restocking charges, if any, plus a nominal profit percentage above the cost of such materials. Because SWB has the right to terminate the contract on 30 days notice as described above, there can be no assurance that the Company will ultimately sell $21.3 million of smart processors and other components pursuant to such contract. As of September 27, 1996, the Company estimates that the customer has acquired in excess of 65% of committed volume under such sales agreement. However, as a result of changes in SWB's delivery requirements, the Company does not anticipate shipping the remaining volume pursuant to the terms of the agreement during the remainder of the 1996 calendar year.

     In December 1995, the Company entered into an amendment to a sales agreement with NYNEX pursuant to which the Company agreed to supply and NYNEX agreed to purchase approximately $12 million of smart products and other components over a eight-month period at specified prices. The agreement also includes a "most favored customer" clause pursuant to which the Company has agreed to provide price and other terms at least as favorable as those extended by the Company to other customers for the products covered by the agreement. The agreement contains certain covenants and conditions relating to product quality and delivery requirements, among others. Upon a default by the Company with respect to such covenants and conditions, NYNEX has the right to cancel the contract, provided such default is not cured within a 14-day notice period. Either party may terminate the agreement upon default by the other party of any material provision of the agreement provided such default is not cured within a 10-day notice period. In addition, NYNEX has the right to cancel prior to shipment any and all orders under the agreement and, in such event, would be liable to the Company only for the cost of goods not otherwise usable or salable by the Company. Because NYNEX has the right to terminate orders under the contract as described above, there can be no assurance that the Company will ultimately sell the $12 million of products under such contract. However, as of September 27, 1996, the Company has satisfied the majority of its sales commitment pursuant to the contract amendment, is continuing to supply products under the terms of the agreement under modified delivery schedules, and is competing for another long-term smart product contract award from NYNEX.

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

Product Sales Prices

     The Company's agreements with its contract manufacturers generally provide that the Company will bear certain cost increases incurred by the manufacturer. Accordingly, the Company's manufacturing costs may fluctuate based on costs incurred by its contract manufacturers and such fluctuations could have a material and adverse impact on earnings. The Company's sales agreements with customers generally have fixed product prices with limited price escalation provisions. Consequently, there is a risk that the Company may not be able to pass on price increases to its customers. In the event the Company's costs increase or orders are lost due to price increases, the Company's profitability would be adversely affected. The Company encounters substantial competition with respect to smart payphone contract awards by the RBOCs. Competition is beginning to result in price reductions, which will result in reduced gross profit margins unless the Company is able to achieve reductions in product costs.

Seasonality

     The Company's sales are generally stronger during periods when weather does not interfere with the maintenance and installation of payphone equipment by the Company's customers, and may be adversely impacted near the end of the calendar year by the budget short falls of customers. However, the Company may also receive large year-end orders from its customers for shipment in December depending upon their budget positions. In the event the Company does not receive any significant end of year orders for its smart payphone products, its third quarter sales may decline significantly in relation to other quarters.

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

     On September 20, 1996, the FCC released its order adopting regulations to implement the section of the Telecommunications Act which mandated fair compensation for all payphone providers. The order addressed compensation for non-coin calls, local coin calling rates, removal of subsidies and discrimination favoring LEC payphones and authorization of RBOCs and other providers to select service providers, among other matters. The Company believes, but cannot assure, that the order will have a significant favorable impact on the revenues of the payphone industry and will further stimulate deployment of new payphone equipment by providers, including the RBOCs, and the technological upgrade of the installed base of payphones operated by the RBOCs.

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

Disputes

     In October 1994, a contract manufacturer that delivered allegedly defective first generation smart products to the Company discontinued operations prior to the scheduled contract termination date. In April 1995, the contract manufacturer formally terminated the Company's manufacturing contract as of the scheduled termination date. Pursuant to the terms of the manufacturing contract, the Company was committed to acquire the manufacturer's inventories related to the Company's products. The Company has not acquired products or inventory from the manufacturer since October 1994, and has not paid certain obligations that were recorded as of the date the manufacturer ceased operations. The contract manufacturer has claimed that TSG is obligated to (i) purchase inventories approximating $l million, (ii) pay outstanding payable obligations of approximately $265,000, and (iii) pay lost profits of the contract manufacturer of approximately $916,000 related to the Company's minimum contract purchase commitment. The Company has claimed that the contract manufacturer supplied defective product, breached the agreement by discontinuing operations prior to the scheduled termination date of the contract and that the delivery of defective product resulted in the termination of a significant smart product sales agreement and the loss of significant business and profits by the Company. The Company does not believe, but cannot assure, that the contract manufacturer will pursue its claims against the Company, nor does the Company intend to pursue its claims against the contract manufacturer unless the manufacturer commences an action against the Company. Should the contract manufacturer pursue its claims against the Company, the Company intends to defend and pursue its positions vigorously. However, there is no assurance that the outcome of any action will not have a material adverse effect on the Company's financial position or results of operations.

Net Operating Loss Carryforwards

     As of September 27, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $15 million to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards is limited after an ownership change, as defined in such Section 382, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. Such an ownership change occurred on October 31, 1994 and could occur in the future. As a result, the Company will be subject to an annual limitation on the use of its net operating losses of approximately $210,000. Such limitation would have the effect of increasing the Company's tax liability and reducing net income and available cash resources of the Company if the taxable income during a year exceeded the allowable loss carried forward to that year. In addition, because of such limitations, the Company will be unable to use a significant portion of its net operating loss carryforwards.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Company has no pending material litigation.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibits are filed herewith as a part of this Report.


         Exhibit
           No.              Description of Exhibit
         -------            ----------------------

          11.  Statement re computation of per share earnings

          27.  Financial Data Schedule (EDGAR Filing only)

(b)      Reports of Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TECHNOLOGY SERVICE GROUP, INC.
                                                  (Registrant)


Date:    October 31 , 1996              By: /s/ Vincent C. Bisceglia
                                           -----------------------------
                                            Vincent C. Bisceglia
                                            President & Chief Executive Officer


                                        By: /s/ William H. Thompson
                                           -----------------------------
                                            William H. Thompson
                                            Vice President of Finance
                                            & Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description of Exhibit                     At Page
-----------                  ----------------------                     -------

  11.          Statement re computation of per share earnings              28

  27.          Financial Data Schedule (EDGAR filing only)                 29