Form 10-Q
period 1996-12-27
TECHNOLOGY SERVICE GROUP INC \DE\
filed 1997-02-07
CIK 1005274

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1996

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

                                Yes _X_   No ___

At January 31, 1997, there were 4,701,010 shares of common stock, $.01 par value, outstanding.

                                      INDEX

                                                                          Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets at December 27, 1996
            (unaudited) and March 29, 1996                                   3

          Consolidated Statements of Operations for the
            three months and nine months ended December 27, 1996
            (unaudited) and December 29, 1995 (unaudited)                    4

          Consolidated Statements of Cash Flows for the
            nine months ended December 27, 1996 (unaudited) and
            December 29, 1995 (unaudited)                                    5

          Consolidated Statement of Changes in Stockholders'
            Equity for the nine months ended December 27, 1996
            (unaudited)                                                      6

          Notes to Consolidated Financial Statements                         7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     13

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                                  28

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         TECHNOLOGY SERVICE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 27,      March 29,
                                                                         1996            1996
                                                                     ------------    ------------
                                                                     (Unaudited)
ASSETS
Current assets:
    Cash                                                             $     45,108    $     19,787
    Accounts receivable, less allowance for doubtful
        accounts of $227,000 and $216,000                               2,071,105       3,866,372
    Inventories                                                        13,053,079       8,658,669
    Deferred tax asset                                                    616,539          50,544
    Prepaid expenses and other current assets                             166,652         146,117
                                                                     ------------    ------------
          Total current assets                                         15,952,483      12,741,489
Property and equipment, net                                               831,496       2,198,625
Other assets                                                            3,925,715       4,693,650
                                                                     ============    ============
                                                                     $ 20,709,694    $ 19,633,764
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                                   $    277,303    $  1,002,403
    Borrowings under revolving credit agreement                         3,949,303            --
    Current maturities under long-term debt and
         capital lease obligations                                           --           118,444
    Accounts payable                                                    1,842,157       5,030,945
    Income taxes payable                                                  164,019         165,666
    Deferred revenue                                                      375,000         541,245
    Accrued liabilities                                                   965,072       1,472,379
    Accrued restructuring charges                                          29,044          16,427
                                                                     ------------    ------------
          Total current liabilities                                     7,601,898       8,347,509
Borrowings under revolving credit agreement                                  --         1,093,735
Long-term debt and capital lease obligations                                 --         3,414,586
Notes payable to stockholders                                                --         2,800,000
Deferred revenue                                                             --           375,000
Other liabilities                                                           3,198           3,198
                                                                     ------------    ------------
                                                                        7,605,096      16,034,028
                                                                     ------------    ------------
Commitments and contingencies                                                --              --
Stockholders' equity:
    Preferred stock, $100 par value, 100,000 authorized,
        none issued or outstanding                                           --              --
    Common stock, $.01 par value, 10,000,000 shares authorized,
        4,701,010 and 3,500,000 shares issued and outstanding              47,010          35,000
    Capital in excess of par value                                     11,962,114       3,465,000
    Retained earnings                                                   1,109,404         111,790
    Cumulative translation adjustment                                     (13,930)        (12,054)
                                                                     ------------    ------------
          Total stockholders' equity                                   13,104,598       3,599,736
                                                                     ------------    ------------
                                                                     $ 20,709,694    $ 19,633,764
                                                                     ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended               Nine Months Ended
                                                 ----------------------------    ----------------------------
                                                 December 27,    December 29,    December 27,    December 29,
                                                     1996            1995            1996            1995
                                                 ------------    ------------    ------------    ------------
Net sales                                        $  5,651,655    $  9,585,664    $ 27,791,869    $ 23,677,489
                                                 ------------    ------------    ------------    ------------
Costs and expenses:
    Cost of goods sold                              4,588,941       7,416,123      22,199,304      18,857,150
    General and administrative expenses               503,331         634,295       1,866,187       1,712,910
    Marketing and selling expenses                    179,743         320,102         734,851         906,754
    Engineering, research and
        development expenses                          331,865         296,994       1,396,486         849,034
    Litigation settlement                                --              --          (105,146)           --
    Interest expense                                   99,780         267,991         304,367         705,880
    Restructuring charges                                --              --            62,500            --
    Other income                                      (73,464)         (4,798)       (103,064)        (14,642)
                                                 ------------    ------------    ------------    ------------
                                                    5,630,196       8,930,707      26,355,485      23,017,086
                                                 ------------    ------------    ------------    ------------
Income before income tax
    (expense) benefit                                  21,459         654,957       1,436,384         660,403
Income tax (expense) benefit                            5,686            --          (438,770)           --
                                                 ------------    ------------    ------------    ------------
Net income                                       $     27,145    $    654,957    $    997,614    $    660,403
                                                 ============    ============    ============    ============
Income per common and common
  equivalent share:
      Primary                                    $       0.01    $       0.17    $       0.21    $       0.17
                                                 ============    ============    ============    ============
      Assuming full dilution                     $       0.01    $       0.17    $       0.21    $       0.17
                                                 ============    ============    ============    ============

Weighted average number of common and
  common equivalent shares outstanding :
      Primary                                       5,059,505       3,870,889       4,793,020       3,870,889
                                                 ============    ============    ============    ============
      Assuming full dilution                        5,059,505       3,870,889       4,793,020       3,870,889
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

                         TECHNOLOGY SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended
                                                          --------------------------
                                                          December 27,   December 29,
                                                              1996           1995
                                                          -----------    -----------
Cash flows from operating activities
    Net income                                            $   997,614    $   660,403
    Adjustments to reconcile net income to net cash
      provided by (used for) operating activities
        Depreciation and amortization                         837,099        777,574
        Gain on disposition of assets                         (46,908)          --
        Provisions for inventory losses and
          warranty expense                                    397,139        238,057
        Provision for uncollectible accounts receivable        14,268         58,745
        Restructuring charges                                  62,500           --
        Net deferred tax benefit                              (63,152)          --
        Changes in certain assets and liabilities
          (Increase) decrease in accounts receivable        1,780,999     (5,779,384)
          (Increase) in inventories                        (4,630,141)    (1,077,648)
          (Increase) decrease in prepaid expenses
            and other current assets                          (20,535)        22,380
          (Increase) in other assets                         (282,282)      (140,651)
          Increase (decrease) in accounts payable          (3,188,788)     1,454,523
          (Decrease) in income taxes payable                   (1,647)          --
          (Decrease) in accrued liabilities                  (668,715)      (223,872)
          (Decrease) in accrued restructuring charges          (8,750)       (61,890)
          Increase (decrease) in deferred revenue
            and other liabilities                            (541,245)         3,199
          Other                                                  (615)        (4,411)
                                                          -----------    -----------
            Net cash used for operating activities         (5,363,159)    (4,072,975)
                                                          -----------    -----------
Cash flows from investing activities
    Proceeds from disposition of assets                        57,800           --
    Capital expenditures                                     (247,764)      (164,593)
                                                          -----------    -----------
            Net cash used for investing activities           (189,964)      (164,593)
                                                          -----------    -----------
Cash flows from financing activities
    Net proceeds under revolving credit
      agreement                                             2,855,568      4,576,332
    Proceeds from initial public offering, net of
      issuance expenses                                     8,631,532           --
    Proceeds from exercise of common stock
      options and warrants                                    215,964           --
    Repayment of notes payable to stockholders             (2,800,000)          --
    Principal payments on long-term debt and
      capital lease obligations                            (2,599,520)      (778,243)
    Increase (decrease) in bank overdraft                    (725,100)       222,022
                                                          -----------    -----------
            Net cash provided by financing
              activities                                    5,578,444      4,020,111
                                                          -----------    -----------
Increase (decrease) in cash                                    25,321       (217,457)
Cash, beginning of period                                      19,787        265,576
                                                          ===========    ===========
Cash, end of period                                       $    45,108    $    48,119
                                                          ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 27, 1996
                                   (Unaudited)

                                                    Capital in                   Cummulative
                                        Common       Excess of      Retained     Translation
                                        Stock        Par Value      Earnings      Adjustment         Total
                                    ------------   ------------   ------------   ------------    ------------
Balance at March 29, 1996           $     35,000   $  3,465,000   $    111,790   $    (12,054)   $  3,599,736
Issuance of 1,150,000 shares in
  initial public offering, net of
  issuance expenses                       11,500      8,281,660           --             --         8,293,160
Issuance of 40,000 shares upon
  exercise of common stock
  purchase warrants                          400        159,600           --             --           160,000

Issuance of 4,250 shares upon
  exercise of common stock
  options                                     42          4,208           --             --             4,250

Issuance of 6,760 shares under
  1995 Employee Stock Purchase
  Plan                                        68         51,646           --             --            51,714

Net income for the period                   --             --          997,614           --           997,614

Foreign currency translation
  adjustment                                --             --             --           (1,876)         (1,876)
                                    ------------   ------------   ------------   ------------    ------------
Balance at December 27, 1996        $     47,010   $ 11,962,114   $  1,109,404   $    (13,930)   $ 13,104,598
                                    ============   ============   ============   ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying unaudited consolidated balance sheet as of December 27, 1996, unaudited consolidated statements of operations for the three months and nine months ended December 27, 1996 and December 29, 1995, unaudited consolidated statements of cash flows for the nine months ended December 27, 1996 and December 29, 1995, and unaudited consolidated statement of changes in stockholders' equity for the nine months ended December 27, 1996 have been prepared in accordance with instructions to Form 10-Q. Accordingly, the financial information does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair presentation of the financial position of the Company at December 27, 1996 and its operations and its cash flows for the three months and nine months ended December 27, 1996 and December 29, 1995 have been made. For further information, refer to the audited financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended March 29, 1996.

     The results of operations for the three months and nine months ended December 27, 1996 are not necessarily indicative of the results for the entire fiscal year ending March 28, 1997.

2.   INVENTORIES

     Inventories at December 27, 1996 and March 29, 1996 consisted of the following:

                                            December 27,         March 29,
                                                1996                1996
                                            -----------         -----------

     Raw materials                          $ 7,377,762         $ 6,056,702
     Work-in-process                          4,672,562           1,207,080
     Finished goods                           1,002,755           1,394,887
                                            ===========         ===========
                                            $13,053,079         $ 8,658,669
                                            ===========         ===========

     Reserves for potential inventory losses due to obsolescence and excess quantities recorded at December 27, 1996 and March 29, 1996 aggregated $1,245,146 and $1,606,195, respectively.

3.   BORROWINGS UNDER REVOLVING CREDIT AGREEMENT, LONG-TERM DEBT,
     CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE TO STOCKHOLDERS

     At December 27, 1996, the Company is able to borrow up to a maximum of $9 million under a revolving credit agreement pursuant to the terms of a Loan and Security Agreement (the "Loan Agreement") between the Company and its bank. At December 27, 1996 and March 29, 1996, the Company had outstanding debt of $3,949,303 and $1,093,735, respectively, under the revolving credit agreement. At March 29, 1996, the Company also had outstanding debt of $2,525,000 under term and installment notes issued pursuant to the terms of the Loan Agreement. Indebtedness outstanding under the Loan Agreement is secured by substantially all assets of the Company including accounts receivable, inventories and property and equipment. At December 27, 1996, the borrowing limit under the revolving credit agreement was based upon specified percentages applied to the value of collateral, consisting of eligible accounts receivable and inventories. At March 29, 1996, the borrowing limit under the revolving credit agreement was based upon specified percentages applied to the value of eligible collateral less indebtedness outstanding under a $2.2 million term note due November 30,

1997. Interest is payable monthly at a variable rate per annum equal to 1.5% above a base rate quoted by Citibank (8.25% at December 27, 1996 and March 29, 1996).

     In May 1996, the Company completed an initial public offering of equity securities (see Note 4). A portion of the proceeds from the initial public offering was used to repay the Company's then outstanding indebtedness of $2,509,524 pursuant to the term and installment notes. In addition, a portion of the proceeds was used to repay $3,808,589 of indebtedness outstanding under the revolving credit agreement. Accordingly, the Company classified $1,093,735 of indebtedness outstanding under the revolving credit agreement and $2,509,524 of indebtedness outstanding under term and installment notes as long-term obligations at March 29, 1996.

     Long-term debt and capital lease obligations payable at December 27, 1996 and March 29, 1996 consisted of the following:

                                                       December 27,   March 29,
                                                           1996         1996
                                                       -----------  -----------

     Loan and Security Agreement
         $2.2 million secured term note, principal
           balance due November 30, 1997               $      --    $ 2,200,000
         $650,000 secured term note, principal
           payable in sixty equal monthly installments
           of $7,738, with remaining principal balance
           due November 30, 1997                              --        325,000
     Unsecured non-interest bearing promissory
       note, payable in nineteen equal monthly
       installments of $10,873                                --         32,620
     Obligations under capital leases                         --        975,410
                                                       -----------  -----------
                                                              --      3,533,030
     Less - current maturities                                --       (118,444)
                                                       -----------  -----------
                                                       $      --    $ 3,414,586
                                                       ===========  ===========

     During the three months ended December 27, 1996, the Company closed a one hundred thousand square foot manufacturing facility located in Paducah, Kentucky (see Note 7) and assigned the related capital lease obligation to an unaffiliated party. Accordingly, the Company recorded the retirement of the outstanding capital lease obligation and the disposition of the property during the three months ended December 27, 1996, and realized a gain of $44,169 representing the difference between the outstanding lease obligation ($933,510) and proceeds received ($50,000) and the net book value of the property ($939,341).

     On October 31, 1994, the Company entered into an Investment Agreement. Pursuant to the terms of the Investment Agreement, the Company borrowed $2.8 million from stockholders and issued subordinated promissory notes due November 1, 1999 bearing interest at a rate of 10% per annum. In May 1996, the Company repaid the outstanding indebtedness pursuant to the subordinated promissory notes from the proceeds of its initial public offering.

4.   STOCKHOLDERS' EQUITY

Initial Public Offering

     In May 1996, the Company completed an initial public offering of 1,150,000 units (the "Units"), each Unit consisting of one share of common stock and one redeemable warrant ("Redeemable Warrant"), at a price of $9.00 per Unit for gross proceeds of $10,350,000. In connection with the offering, the Company issued warrants to the Underwriters to purchase 100,000 shares of Common Stock (the "Underwriter Warrants") for gross proceeds of $10. Net proceeds received by the Company, after underwriting discounts and expenses of $1,231,897 and other expenses of $824,953, amounted to $8,293,160. As of March 29, 1996, the Company had incurred, and deferred as other assets, offering expenses of $338,372. Accordingly, net proceeds during the nine months ended December 27, 1996 amounted to $8,631,532.

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

Common Stock Purchase Warrants

     On May 23, 1995, the Company issued a warrant to a contract manufacturer to purchase 40,000 shares of common stock, $.01 par value, at a price of $4.00 per share in return for the extension of credit under the terms of a manufacturing agreement between the Company and the contract manufacturer. On June 17, 1996, the warrant was exercised and the Company issued 40,000 shares of common stock for aggregate proceeds of $160,000.

Income Per Common and Common Equivalent Share

     Income per common and common equivalent share for the three months and nine months ended December 27, 1996 and December 29, 1995 is computed on the basis of the weighted average number of common shares outstanding and dilutive common equivalent shares outstanding during the period, except as required by Accounting Principles Board Opinion No. 15, Earnings per Share, all outstanding options and warrants during the three months and nine months ended December 27, 1996 have been included in the calculation in accordance with the modified treasury stock method and except as required by Securities and Exchange Commission Staff Accounting Bulletin ("SECSAB") Topic 4:D, shares of common stock underlying warrants issued and options granted during the 12 months prior to the Company's May 10, 1996 initial public offering at prices below the public offering price have been included in the calculation of weighted average of common and common equivalent shares outstanding as if they were outstanding as of the beginning of the periods.

5.   INCOME TAXES

     There was no income tax expense for the three months and nine months ended December 29, 1995. Income taxes charged (credited) to operations for the three months and nine months ended December 27, 1996 consisted of the following:

                                                 Three Months   Nine Months
                                                     Ended          Ended
                                                 December 27,   December 27,
                                                     1996           1996
                                                  ---------      ---------
     Current tax expense (benefit):
       Federal                                    $  (1,939)     $ 491,632
       State                                        (74,500)        10,290
                                                  ---------      ---------
                                                    (76,439)       501,922
                                                  ---------      ---------
     Deferred tax expense (benefit):
       Federal                                      (40,316)      (496,620)
       State                                         (5,633)       (69,375)
                                                  ---------      ---------
                                                    (45,949)      (565,995)
                                                  ---------      ---------
                                                   (122,388)       (64,073)
     Tax benefits applied to goodwill               116,702        502,843
                                                  =========      =========
                                                  $  (5,686)     $ 438,770
                                                  =========      =========

     Income tax expense (benefit) differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences:

                                           Three Months Ended              Nine Months Ended
                                      ----------------------------    ----------------------------
                                      December 27,    December 29,    December 27,    December 29,
                                          1996            1995            1996            1995
                                      ------------    ------------    ------------    ------------
Statutory U.S. tax rates              $      7,297    $    222,685    $    488,371    $    224,537
State taxes, net of federal benefit          1,633            --            45,805            --
Non-deductible expenses                     14,004          25,708          42,939          77,150
Utilization of loss carryforwards             --          (248,393)        (71,995)       (301,687)
Other                                      (28,620)        (66,350)
                                      ============    ============    ============    ============
Effective tax rates                   $     (5,686)   $       --      $    438,770    $       --
                                      ============    ============    ============    ============

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information for the nine months ended December 27, 1996 and December 29, 1995 consists of the following:

                                                          Nine Months Ended
                                                     ---------------------------
                                                     December 27,   December 29,
                                                        1996           1995
                                                     -----------    ------------

     Interest paid                                    $421,716       $731,858
     Income taxes paid                                 503,569           --
     Deferred offering expenses charged
       against proceeds of initial public
       offering                                        338,372           --
     Tax benefits applied to goodwill                  502,843           --
     Retirement of capital lease obligation
       and write-off of related property               933,910
     Write-off of property and equipment
       against accrued restructuring charges            41,133
     Other current assets acquired by
       assumption of debt obligations                     --          131,594
     Increase in goodwill from
       distribution of escrow
       consideration                                      --          329,709

7.   RESTRUCTURING

     During the nine months ended December 27, 1996, the Company initiated a consolidation plan intended to augment its on-going productivity and quality improvement programs. The consolidation plan provides for the closure the Company's Kentucky manufacturing facility, the closure of the Company's Georgia corporate office facility, the consolidation of repair, refurbishment and conversion service operations into the Company's Virginia facility and the consolidation of corporate activities and product assembly operations into a new Georgia facility. In connection with this plan, the Company recorded restructuring charges of $62,500 during the nine months ended December 27, 1996. These restructuring charges consist of estimated severance obligations and estimated losses related to abandonment of assets.

     During the three months ended December 27, 1996, the Company closed its Kentucky facility and relocated service operations into its Virginia manufacturing facility. Relocation expenses and other incremental costs incurred in connection with the consolidation and charged to operations during the three months ended December 27, 1996 approximated $304,000.

     In November 1996, the Company executed a lease agreement with respect to a 39,200 square foot facility located in Georgia that is expected to commence in April 1997. Upon commencement of the lease, the Company intends to close its present corporate office facility and consolidate its product assembly operations and corporate activities into the new facility. The lease, which provides for a monthly payment of $17,803, has an initial term of five years and is renewable for an additional five-year term.

8.   COMMITMENTS AND CONTINGENT LIABILITIES

     Pursuant to the terms of a settlement agreement and mutual release dated July 3, 1996, a suit filed against the Company by a former supplier to collect approximately $400,000 of unpaid obligations was dismissed with prejudice. Pursuant to the terms of the settlement agreement, the Company paid $180,000 and agreed to pay an additional $112,500 in six equal monthly installments of $18,750 commencing on August 15, 1996. As a result of the settlement agreement, the Company realized a gain of $105,146 representing the difference between unpaid obligations recorded in the Company's accounts and aggregate settlement payments set forth in the settlement agreement. The gain is reflected in the Company's results of operations for the nine months ended December 27, 1996.

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

Results of Operations

          For the Three Months Ended December 27, 1996 Compared to the
                      Three Months Ended December 29, 1995

     Overview. The Company's business during the three months ended December 27, 1996 was adversely affected by a significant decrease in sales volume of smart payphone products, which the Company attributes to the budget cycles and related changes in the deployment schedules of the two primary customers deploying the Company's smart payphone products. During the three months ended December 29, 1995, the Company received significant year-end smart product orders from its customers. The Company's net income for the three months ended December 27, 1996 decreased by $627,812 to $27,145 as compared to $654,957 for the three months ended December 29, 1995. Primary earnings per share for the three months ended December 27, 1996 decreased to $.01 per share based on 5,059,505 common and common equivalent shares outstanding versus $.17 per share based on 3,870,889 common and common equivalent shares outstanding for the three months ended December 29, 1995.

     Sales. Sales decreased by $3,934,009, or 41%, to $5,651,655 for the three months ended December 27, 1996 (third quarter of fiscal 1997) from $9,585,664 for the three months ended December 29, 1995 (third quarter of fiscal 1996). The decrease in sales is primarily attributable to a decrease in sales volume related to smart payphone products and exported wireless products of approximately $4.7 million, which was offset by an increase in the volume of repair and refurbishment services of approximately $.8 million. Sales of smart payphone products and components decreased by approximately $4.6 million and accounted for approximately 38% of sales during the third quarter of fiscal 1997 as compared to 70% of sales during the third quarter of fiscal 1996. Refurbishment and repair services and related product sales for the third quarter of fiscal 1997 increased by approximately 31% as compared to the same period last year, and accounted for 59% of sales as compared to 27% last year. Sales during the third quarter of fiscal 1997 include export sales of approximately $167,000 as compared to export sales of approximately $304,000 during the third quarter of fiscal 1996.

     During the third quarter of fiscal 1997, the Company entered into a non-exclusive sales agreement, effective July 1, 1996, to provide its GeminiTM smart payphones and processors, CoinNetTM payphone management system and other smart payphone components to Telesector Resources Group, Inc. and its affiliates ("NYNEX") for a period of five years. The Company has been informed by NYNEX that, as a result of budgetary issues and related changes in NYNEX's deployment schedule, the Company did not receive any significant orders under this contract during the third quarter of fiscal 1997.

     Sales of smart payphone products during the third quarter of fiscal 1997 were primarily attributable to shipments under a former sales agreement between the Company and NYNEX executed in December 1995. This sales agreement expired during the third quarter of fiscal 1997, and although the Company has entered into the new contract, no significant orders were received during the quarter. During the third quarter of fiscal 1996, a significant portion of the Company's sales were attributable to shipments under the former NYNEX agreement as well as a sales agreement between the Company and Southwestern Bell Telephone Company ("SWB") executed in December 1994. SWB had purchased approximately 65% of the committed volume under the agreement by June 1996, and deferred the purchase of the remaining committed volume to its 1997 budget (calendar) year. Accordingly, sales to SWB under the 1994 contract have not been significant during the Company's 1997 fiscal year. See "Operating Trends and Uncertainties," below for a discussion of the Company's dependence on significant customers and contractual relationships.

     Cost of Goods Sold. Cost of goods sold decreased by $2,827,182, or 38%, to $4,588,941 during the third quarter of fiscal 1997 as compared to $7,416,123 during the third quarter of fiscal 1996. The decrease in cost of products sold is primarily attributable to the 41% decrease in sales during the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. During the third quarter of fiscal 1997, the Company closed one of its manufacturing facilities and consolidated its repair and refurbishment operations into its Virginia facility. Incremental costs incurred in connection with the closure and consolidation approximated $304,000 during the three months ended December 27, 1996. The incremental costs, certain sales price reductions, the decrease in volume, and variations in product mix had an unfavorable impact on production costs as a percentage of sales. Overall, cost of goods sold as a percentage of sales increased to 81% during the third quarter of fiscal 1997 as compared to 77% of sales during third quarter of fiscal 1996.

     General and Administrative Expenses. General and administrative expenses decreased by $130,964, or 21%, to $503,331 (9% of sales) during the third quarter of fiscal 1997 from $634,295 (7% of sales) during the third quarter of fiscal 1996. The decrease in general and administrative expenses is primarily related to the closure of one of the Company's manufacturing facilities, a decrease in accrued performance based compensation and a reduction in the estimate of doubtful accounts receivable, which resulted in a credit of approximately $56,000 during the quarter.

     Marketing and Selling Expenses. Marketing and selling expenses decreased by $140,359, or 44%, to $179,743 (3% of sales) during the third quarter of fiscal 1997 as compared to $320,102 (3% of sales) during the third quarter of fiscal 1996. The decrease is primarily attributable to the expiration of a royalty agreement and the resulting decrease in royalty expense associated with sales of smart payphone products.

     Engineering, Research and Development Expenses. Engineering, research and development expenses increased by $34,871, or 12%, to $331,865 (6% of sales) during the third quarter of fiscal 1997 as compared to $296,994 (3% of sales) during the third quarter of fiscal 1996 due to an expansion of engineering resources and product development activities. The Company began to expand its engineering resources during the first quarter of fiscal 1997 in order to facilitate smart product development activities and the implementation of lower-cost manufacturing methodologies. During the third quarter of fiscal 1997, the Company capitalized approximately $272,000 of software development costs with respect to its next generation smart payphone processor.


     Interest Expense. Interest expense decreased to $99,780 during the third quarter of fiscal 1997 as compared to $267,991 during the third quarter of fiscal 1996 primarily due to the repayment of outstanding bank and stockholder debt obligations during May 1996 from proceeds of the Company's initial public offering. See "Liquidity and Capital Resources - Cash Flows From Financing Activities," below.

     Other Income. During the three months ended December 27, 1996, the Company closed a one hundred thousand square foot manufacturing facility located in Paducah, Kentucky and assigned the related capital lease obligation to an unaffiliated party. Accordingly, the Company recorded the retirement of the outstanding capital lease obligation and the disposition of the property during the three months ended December 27, 1996, and realized a gain of $44,169 representing the difference between the outstanding lease obligation ($933,510) plus the proceeds received ($50,000) and the net book value of the property ($939,341). The increase in other income during the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 is primarily attributable to this gain and to an increase in income from a sublease of a portion of property leased by the Company.

     Income Taxes. During the third quarter of fiscal 1997, the Company recorded an income tax benefit of $5,686. Benefits of acquired deferred tax assets aggregating $116,702 were applied to goodwill during the three months ended December 27, 1996. There was no income tax provision during third quarter of fiscal 1996. Benefits of net operating loss carryforwards used to offset current tax expense during the three months ended December 29, 1995 approximated $248,000.

           For the Nine Months Ended December 27, 1996 Compared to the
                       Nine Months Ended December 29, 1995

     Overview. The Company's income before taxes for the nine months ended December 27, 1996 increased by $775,981, to $1,436,384 as compared to $660,403 for the nine months ended December 29, 1995. During the nine months ended December 27, 1996, the Company recorded an income tax provision of $438,770. No income tax provision was recorded during the nine months ended December 29, 1995. Net income for the nine months ended December 27, 1996 increased 51% to $997,614 versus $660,403 for the same period last year. Primary earnings per share for the nine months ended December 27, 1996 increased to $.21 per share based on 4,793,020 common and common equivalent shares outstanding versus $.17 per share based on 3,870,889 common and common equivalent shares outstanding for the nine months ended December 29, 1995.

     Sales. Sales increased by $4,114,380, or 17%, to $27,791,869 for the nine months ended December 27, 1996 (first nine months of fiscal 1997) from $23,677,489 for the nine months ended December 29, 1995 (first nine months of fiscal 1996). The increase in sales is primarily attributable to an increase in sales volume, particularly sales related to smart payphone products and components. Sales of smart payphone products and components increased by approximately $2 million (14%), and accounted for approximately 60% of sales during the first nine months of fiscal 1997 as compared to 62% of sales during the first nine months of fiscal 1996. Refurbishment and repair services and related product sales for the first nine months of fiscal 1997 increased by approximately $2.3 million (28%) as compared to the same period last year, and accounted for 39% of sales as compared to 36% last year. Sales during the first nine months of fiscal 1997 include export sales of approximately $322,000 as compared to export sales of approximately $561,000 during the first nine months of fiscal 1996.

     During the third quarter of fiscal 1997, the Company entered into a non-exclusive sales agreement, effective July 1, 1996, to provide its GeminiTM smart payphones and processors, CoinNetTM payphone management system and other smart payphone components to Telesector Resources Group, Inc. and its affiliates ("NYNEX") for a period of five years. Sales of smart payphone products during the nine months ended December 27, 1996 were primarily attributable to shipments under a former sales agreement between the Company and NYNEX executed in December 1995. This sales agreement expired during the third quarter of fiscal 1997, and although the Company has entered into the new contract, no significant orders were received during the quarter, which according to NYNEX, is due to its budget cycle and related changes in the deployment schedule. During the nine months ended December 29, 1995, a significant portion of the Company's sales were attributable to shipments under the former NYNEX agreement as well as a sales agreement between the Company and Southwestern Bell Telephone Company ("SWB") executed in December 1994. SWB had purchased approximately 65% of the committed volume under the agreement as of March 1996, and deferred the purchase of the remaining committed volume to its 1997 budget (calendar) year.

Accordingly, sales to SWB under the 1994 contract have not been significant during the Company's 1997 fiscal year. See "Operating Trends and Uncertainties," below for a discussion of the Company's dependence on significant customers and contractual relationships.

     Cost of Goods Sold. Cost of goods sold increased by $3,342,154, or 18%, to $22,199,304 during the first nine months of fiscal 1997 as compared to $18,857,150 during the first nine months of fiscal 1996. The increase in cost of products sold is primarily attributable to the 17% increase in sales during the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996. The increase in volume offset the adverse impact of incremental costs incurred in connection with the plant closure and consolidation and certain sales price reductions, and production costs as a percentage of sales remained stable at approximately 80% during the nine months ended December 27, 1996 as compared to the nine months ended December 29, 1995.

     General and Administrative Expenses. General and administrative expenses increased by $153,277, or 9%, to $1,866,187 (7% of sales) during the first nine months of fiscal 1997 from $1,712,910 (7% of sales) during the first nine months of fiscal 1996. The increase in general and administrative expenses is primarily related to the increase in the volume of business, amortization of deferred patent license fees with respect to a patent license acquired in September 1995 and an increase in accrued performance based compensation.

     Marketing and Selling Expenses. Marketing and selling expenses decreased by $171,903, or 19%, to $734,851 (3% of sales) during the first nine months of fiscal 1997 as compared to $906,754 (4% of sales) during the first nine months of fiscal 1996. The decrease is primarily attributable to the expiration of a royalty agreement and the related decrease in royalty expense offset by commission compensation accrued pursuant to a sales commission plan adopted during fiscal 1997.

     Engineering, Research and Development Expenses. Engineering, research and development expenses increased by $547,452, or 65%, to $1,396,486 (5% of sales) during the first nine months of fiscal 1997 as compared to $849,034 (4% of sales) during the first nine months of fiscal 1996 primarily due to an expansion of engineering resources and product development activities. The Company began to expand its engineering resources during the first quarter of fiscal 1997 in order to facilitate smart product development activities and the implementation of lower-cost manufacturing methodologies. During the nine months ended December 27, 1996, the Company capitalized approximately $272,000 of software development costs with respect to its next generation smart payphone processor.

     Litigation Settlement. Pursuant to the terms of a settlement agreement dated July 3, 1996, a suit filed against the Company by a former supplier to collect approximately $400,000 of unpaid obligations was dismissed with prejudice. As a result of the settlement agreement, the Company realized a gain of $105,146 representing the difference between the unpaid obligations recorded in the Company's accounts and the aggregate settlement payments.

     Interest Expense. Interest expense decreased to $304,367 during the first nine months of fiscal 1997 as compared to $705,880 during the first nine months of fiscal 1996 primarily due to the repayment of outstanding bank and stockholder debt obligations during May 1996 from proceeds of the Company's initial public offering. See "Liquidity and Capital Resources - Cash Flows From Financing Activities," below.


     Restructuring Charges. During August 1996, the Company initiated a consolidation plan intended to augment its on-going productivity and quality improvement programs. The consolidation plan provides for the closure of the

Company's Kentucky manufacturing facility, the closure of the Company's Georgia corporate office facility, the consolidation of repair, refurbishment and conversion service operations into the Company's Virginia facility and the consolidation of corporate activities and product assembly operations into a new Georgia facility. In connection with this plan, the Company recorded restructuring charges of $62,500 during the nine months ended December 27, 1996. These restructuring charges consist of estimated severance obligations and estimated losses related to abandonment of assets.

     Other  Income.  The increase in other  income  during the nine months ended
December 27, 1996 as compared to the nine months ended December 29, 1995 is primarily attributable to the gain on the disposition of the facility closed during the quarter ended December 27, 1996 and an increase in income related to the sublease of property leased by the Company.

     Income Taxes. During the first nine months of fiscal 1997, the Company recorded an income tax provision of $438,770 on pre-tax income of $1,436,384. Benefits of net operating loss carryforwards used to offset current tax expense amounted to $71,995. Deferred tax benefits of $565,995 were recognized during the nine months ended December 27, 1996. However, benefits of acquired deferred tax assets aggregating $502,843 were applied to goodwill. There was no income tax provision during the nine months ended December 29, 1995. Benefits of net operating loss carryforwards used to offset current tax expense during the first nine months of fiscal 1996 amounted to $301,687.

Liquidity and Capital Resources

Initial Public Offering

     During May 1996, the Company completed an initial public offering of 1,150,000 Units, each Unit consisting of one share of common stock and a redeemable warrant, at a price of $9.00 per Unit for gross proceeds of $10,350,000. In connection with the offering, the Company issued warrants to the underwriter to purchase 100,000 shares of common stock (the "Underwriter Warrants") for gross proceeds of $10. Net proceeds received by the Company as of December 27, 1996, after underwriting discounts and expenses of $1,231,897 and other expenses of $824,953, aggregated $8,293,160. At March 29, 1996, the Company had incurred and deferred offering expenses of $338,372. Accordingly, net proceeds from the Company's initial public offering during the nine months ended December 27, 1996 aggregated $8,631,532.

     The proceeds of the offering, net of underwriting discounts and expenses, were initially used to repay then outstanding indebtedness consisting of subordinated notes payable to stockholders of $2.8 million and bank indebtedness aggregating $6,318,113 (see "Cash Flows From Financing Activities," below). Indebtedness pursuant to the Loan Agreement between the Company and its bank repaid with the net proceeds consisted of a $2.2 million term note due November 30, 1997, $309,524 outstanding under a $650,000 term note due November 30, 1997 and borrowings under a revolving credit agreement of $3,808,589.

The Loan Agreement

     The Loan Agreement between the Company and its bank provides financing to the Company under a revolving credit agreement and term and installment notes of up to $9 million. Pursuant to an October 31, 1994 amendment to the Loan Agreement, $2.2 million of debt outstanding under the revolving credit agreement was converted into a term note payable on November 30, 1997, the interest rate on amounts borrowed under the terms of the Loan Agreement was reduced by 0.75% and the term of the Loan Agreement was extended from May 31, 1995 to November
30,  1997.  At March 29,  1996,  the Company  had  outstanding  indebtedness  of
$1,093,735 under the revolving credit agreement and $2,525,000 under term and installment notes, including the $2.2 million term note due November 30, 1997. At March 29, 1996, the term and installment notes consisted of a term note with an outstanding balance of $2.2 million and a term note with an outstanding balance of $325,000. At December 27, 1996, the Company had outstanding indebtedness of $3,949,303 under the revolving credit agreement. At December 27, 1996, outstanding indebtedness under the Loan Agreement bears interest at a variable rate per annum equal to 1.5% above a base rate quoted by Citibank, N.A. The interest rate was reduced from 2% above a base rate quoted by Citibank, N.A. on March 1, 1996. The base rate at December 27, 1996 and March 29, 1996 was 8.25% per annum. Amounts borrowed under the Loan Agreement are secured by substantially all assets of the Company, including accounts receivable, inventories and property and equipment. The Loan Agreement expires on November 30, 1997, and is renewable annually for one-year periods unless terminated by the bank upon an occurrence of an event of default or by the Company upon at least 90 days notice.

     The Loan Agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the bank, including merging or consolidating, payment of subordinated stockholder debt obligations, declaration or payment of dividends, and disposition of assets, among others. Additionally, the Loan Agreement requires the Company to comply with specific financial covenants, including covenants with respect to cash flow, working capital and net worth. Noncompliance with any of these conditions and covenants or the occurrence of an event of default, if not waived or corrected, could accelerate the maturity of the borrowings outstanding under the Loan Agreement. Although the Company was in compliance with the covenants set forth in the Loan Agreement at December 27, 1996, there is no assurance that the Company will be able to remain in compliance with such covenants in the future.

     The Company used the net proceeds of its initial public offering to repay outstanding indebtedness under the Loan Agreement in order to reduce its interest expense. The Company intends to use the financing available under the Loan Agreement to finance its on-going working capital needs. If an event of default under the existing working capital facility were to occur, however, the Company's ability in this regard could be curtailed. In such event, the Company would seek alternative financing sources, but there is no assurance that such financing sources would be available on commercially reasonable terms, or at all.

Cash Flows From Financing Activities

     Cash provided by financing activities during the nine months ended December 27, 1996 aggregated $5,578,444, including the net proceeds from the initial public offering of $8,631,532, as compared to $4,020,111 during the nine months ended December 29, 1995.

     Net proceeds under the Company's revolving credit agreement during the nine months ended December 27, 1996 amounted to $2,855,568 as compared to net proceeds of $4,576,332 during the nine months ended December 29, 1995. Net proceeds under the revolving credit agreement during the nine months ended December 27, 1996 reflect the repayment of $3,808,589 of indebtedness from the proceeds of the Company's initial pubic offering. Exclusive of such repayment, the net proceeds under the revolving credit agreement during the nine months ended December 27, 1996 would have aggregated $6,664,157. The net proceeds under the revolving credit agreement were used to fund the Company's net cash requirements during the nine months ended December 27, 1996 and December 29, 1995.

     Principal payments on long-term debt and capital lease obligations during the nine months ended December 27, 1996 aggregated $2,599,520, including repayment of the $2.2 million term note due November 30, 1997 and the repayment of $309,524 outstanding under the $650,000 term note due November 30, 1997 from the proceeds of the Company's initial public offering. Principal payments on long-term debt and capital lease obligations during the nine months ended December 27, 1996, excluding the repayments of term and installment note indebtedness from the proceeds of the offering, amounted to $89,996, as compared to $778,243 during the nine months ended December 29, 1995. The decrease in principal payments (exclusive of repayments made from proceeds of the offering) for the nine months ended December 27, 1996 as compared to the corresponding period last year is attributable to debt maturing during fiscal 1997, the repayments made from the proceeds of the offering and the assignment of the capital lease obligation related to the Company's Kentucky facility to an unrelated third party in November 1996.

     Pursuant to an October 31, 1994 Investment Agreement, the Company borrowed $2.8 million from its stockholders, and issued 10% interest bearing subordinated promissory notes due November 1, 1999. These subordinated promissory notes were repaid during the nine months ended December 27, 1996 from the proceeds of the Company's initial public offering.

     The Company has also established a cash management program with its bank pursuant to which the Company funds drafts as they clear the bank. Accordingly, the Company maintains bank overdrafts representing outstanding drafts and utilizes the cash management account as a source of funding. Bank overdrafts vary according to many factors, including the volume of business, and the timing of purchases and disbursements. During the nine months ended December 27, 1996, the Company's bank overdrafts decreased by $725,100 as compared to an increase of $222,022 during the nine months ended December 29, 1995.

     In June 1996, the Company issued 40,000 shares of common stock for aggregate proceeds of $160,000 upon the exercise of outstanding common stock purchase warrants issued in May 1995. See "Capital Commitments and Liquidity," below. During the nine months ended December 27, 1996, the Company issued 4,250 shares of common stock upon the exercise of incentive stock options at an aggregate exercise price of $4,250, and issued 6,760 shares of common stock upon the exercise of rights granted under the 1995 Employee Stock Purchase Plan for an aggregate purchase price of $51,714.

Cash Flows From Operating Activities

     Nine Months Ended December 27, 1996. Cash used to fund operating activities during the nine months ended December 27, 1996 amounted to $5,363,159. During the nine months ended December 27, 1996, the Company's operations generated $2,198,560 in cash, after adjustments related to non-cash charges and credits of $1,200,946. In addition, a decrease in accounts receivable provided cash of $1,780,999 during the nine months ended December 27, 1996. However, net cash used to fund increases in inventories of $4,630,141, prepaid expenses and other assets of $302,817, including capitalized software development costs, and decreases in accounts payable of $3,188,788, deferred revenue of $541,245 and accrued liabilities of $668,715 aggregated $9,331,706 during the nine months ended December 27, 1996. The decline in accounts receivable was primarily attributable to the decline in sales during the three months ended December 27, 1996 as compared to the three months ended December 29, 1995. The increase in inventories was primarily attributable to changes in the deployment schedules of customers, the resulting slow-down in customer smart payphone product orders and the final production run of printed circuit board assemblies for one of the Company's smart products to meet anticipated sales requirements until the planned release of the Company's next generation smart product series. The decrease in accounts payable is related to the decline in manufacturing volume during the three months ended December 27, 1996 and the Company's efforts to reduce inventory levels. The Company satisfied its delivery requirements with respect to revenues deferred at the end of fiscal 1996 and deferred revenue decreased accordingly. The decrease in accrued expenses is primarily related to the expiration of a royalty agreement and the payment of remaining royalty obligations during the nine months ended December 27, 1996.

     Nine Months Ended December 29, 1995. Cash used to fund operating activities during the nine months ended December 29, 1995 amounted to $4,072,975. During the nine months ended December 29, 1995, the Company's operations generated $1,734,779 in cash, after adjustments related to non-cash charges of $1,074,376. In addition, cash provided by an increase in accounts payable of $1,454,523 and a decrease in prepaid expenses of $22,380 aggregated $1,476,903 during the period. However, cash used to fund increases in accounts receivable and inventories amounted to $5,779,385 and $1,077,648, respectively, and cash used to fund an increase in other assets and decreases in accrued liabilities and restructuring charges aggregated $426,413. The increases in accounts payable, accounts receivable and inventories during the nine months ended December 29, 1995 were primarily related to the increase in the volume of business. The decrease in accrued liabilities and accrued restructuring charges was primarily related to the payment of accrued interest on shareholder notes and the settlement of a lease obligation included in formerly established restructuring reserves, respectively.

Cash Flows From Investing Activities

     Cash used to fund investing activities during the nine months ended December 27, 1996 amounted to $189,964 as compared to $164,593 during nine months ended December 29, 1995. During the nine months ended December 27, 1996, the Company expanded its investment in manufacturing and automated test equipment located at its contract manufacturer, began to invest in equipment and hardware required to manufacture its next generation of smart payphone products, and began a program to upgrade its in-house testing capability. During the corresponding period last year, the Company's investing activities were primarily related to the introduction of a new smart payphone product. The Company expects that its capital expenditures over the next several quarters will continue to grow as the Company invests in manufacturing and test equipment required to improve its in-house prototype and manufacturing capabilities and moves forward to select and begin the implementation of new management information systems (see "Capital Commitments and Liquidity," below). Proceeds from the assignment of the capital lease obligation with respect to the Company's Kentucky manufacturing facility and the disposition of equipment aggregated $57,800 during the nine months ended December 27, 1996.

Capital Commitments and Liquidity

     The Company has not entered into any significant commitments for the purchase of capital assets. However, the Company intends to purchase and install information systems and capital equipment, including printed circuit board assembly equipment and other manufacturing equipment, to advance its prototype manufacturing and product testing capabilities during the eighteen months following the date of the Company's initial public offering. In addition, the Company intends to expand its manufacturing capabilities through the purchase of capital equipment in the future as required to meet the needs of its business. The Company expects to expend approximately $800,000 to fund anticipated capital expenditures during the eighteen month period following the initial public offering. However, there can be no assurance that capital expenditures will be made as planned or that additional capital expenditures will not be required. The Company believes, based on its current plans and assumptions relating to its operations, that its sources of capital, including capital available under its revolving credit line and cash flow from operations will be adequate to satisfy its anticipated cash needs, including anticipated capital expenditures, for at least the next year. However, in the event that the Company's plans or the basis for its assumptions change or prove to be inaccurate, or cash flow and sources of capital prove to be insufficient to provide for the Company's cash requirements (due to unanticipated expenses, loss of sales revenues, a significant increase in inventories, problems, operating difficulties or otherwise), the Company would be required to seek additional financing. In such an event, there can be no assurance that additional financing would be available to the Company on commercially reasonable terms, or at all.

     Extension of credit to customers and inventory purchases represent the principal working capital requirements of the Company, and significant increases in accounts receivable and inventory balances could have an adverse effect on the Company's liquidity. The Company's accounts receivable, less allowances for doubtful accounts, at December 27, 1996 and March 29, 1996 amounted to $2,071,105 and $3,866,372, respectively. Accounts receivable at December 27, 1996 and March 29, 1996 consists primarily of amounts due from the Regional Bell Operating Companies. The Company's inventories, less allowances for potential losses due to obsolescence and excess quantities amounted to $13,053,079 and $8,658,669 at December 27, 1996 and March 29, 1996, respectively. The level of inventory maintained by the Company is dependent on a number of factors, including delivery requirements of customers, availability and lead-time of components and the ability of the Company to estimate and plan the volume of its business. The Company markets a wide range of services and products and the requirements of its customers vary significantly from period to period. Accordingly, inventory balances may vary significantly.

     In October 1994, the Company entered into a contract manufacturing agreement that provides for the production of certain smart payphone processors. Pursuant to the terms of the manufacturing agreement, the Company committed to purchase $12.2 million of product over an eighteen-month period beginning in December 1994. In addition, in November 1994, the Company entered into a dealer agreement that commits the Company to purchase approximately $3.5 million of electronic lock devices over a two-year period. Purchases under the terms of these agreements fluctuate based on delivery requirements established by the Company. The Company initially scheduled purchases pursuant to these agreements based on anticipated quantities required to meet its sales commitments. At December 27, 1996, the Company had acquired the majority of committed purchase volume pursuant to these purchase agreements. However, as a result of changes in the deployment schedule of SWB, the Company's inventories related to such agreements increased by approximately $2 million during the nine months ended December 27, 1996. Also, the Company's inventories of printed circuit board assemblies related to another smart payphone product increased by approximately $3 million during the nine months ended December 27, 1996. This increase, which was attributable to the release of the final production run to meet anticipated sales requirements until the planned release of TSG's next generation smart payphone products, was compounded by changes in the deployment schedule of NYNEX.

     The revolving credit agreement between the Company and its bank limits the outstanding indebtedness secured by eligible inventory to $3.1 million. Accordingly, the increase in inventory together with the decrease in sales during the third quarter of fiscal 1997 has adversely affected the Company's liquidity under the revolving credit agreement. The ability of the Company to improve its liquidity and/or avoid a short-term cash flow deficit during the next quarter is dependent on the level of smart payphone product orders during the quarter and the extent of the related inventory reduction, if any. Also, the Company is presently attempting to secure a new lender and financing agreement to obtain a higher level of inventory financing. The Company believes, but cannot ensure, that its sources of cash during the next quarter will be sufficient to overcome its present concerns with respect to the funding available under its current credit line.

     In December 1994, the Company sold the rights to certain product software for an aggregate purchase price of $500,000. The Company received back an exclusive irrevocable perpetual right to sub-license the software in connection with the sale of related products. In return, the Company agreed to pay royalties on sales of licensed products to other customers. Such royalties are payable if, and only if, laws, regulations or judicial actions occur which permit the purchaser of the software to receive such royalty payments. The Company is obligated to repay, three years from the date of sale, a portion of the purchase price up to a maximum amount of $375,000, which is reflected as deferred revenue in the Company's consolidated financial statements at December 27, 1996 and March 29, 1996. The actual amount of any repayment is dependent upon the amount of aggregate royalties paid pursuant to the license agreement during such three-year period. The amount of repayment will equal: (i) $375,000 if aggregate royalties paid amount to less than $125,000; (ii) $250,000 if aggregate royalties paid are greater than $125,000 but less than $250,000; or
(iii) $125,000 if aggregate royalties paid are greater than $250,000 but less than $375,000. If aggregate royalties paid during the first three years of the agreement exceed $375,000, the Company is not required to repay any portion of the purchase price. At December 27, 1996, the Company was not obligated to pay and has not paid any royalties under the agreement.

Operating Trends and Uncertainties

Dependence on Large Customers and Contractual Relationships

     The Company markets its payphone products and services predominately to the Regional Bell Operating Companies ("RBOCs"). In fiscal years 1994, 1995 and 1996, sales to RBOCs accounting for greater than 10% of the Company's sales aggregated 73%, 72% and 88%, respectively, of the Company's sales revenues. The Company's significant customers during the past three years have included Ameritech Services, Inc., Bell Atlantic Corp. ("Bell Atlantic"), BellSouth Telecommunications, Inc., Southwestern Bell Telephone Company ("SWB") and NYNEX Corp. ("NYNEX"). During the three months ended December 27, 1996, Ameritech Services, Inc., Bell Atlantic, NYNEX and SWB accounted for approximately $1.6 million, $1.0 million, $2.4 million and $.3 million, respectively, of the Company's sales. During the three months ended December 29, 1995, Bell Atlantic, NYNEX and SWB accounted for approximately $1.6 million, $2.4 million and $4.8 million, respectively, of the Company's sales. During the nine months ended December 27, 1996, Ameritech Services, Inc., Bell Atlantic, NYNEX and SWB accounted for approximately $3.8 million, $3.7 million, $17.4 million and $1.9 million, respectively, of the Company's sales. During the nine months ended December 29, 1995, Bell Atlantic, NYNEX and SWB accounted for approximately $4.5 million, $3.6 million and $12.4 million, respectively, of the Company's sales.

     The Company anticipates that it will continue to derive most of its revenues from such customers, and other regional telephone companies, for the foreseeable future. The loss of any one RBOC customer or a significant reduction in sales volume, such as the reduction in the third quarter of fiscal 1997, or a reduction in sales prices to such RBOCs would have a material adverse effect on the Company's business. Recently, two mergers between Pacific Telesis Inc. and SBC Communications, Inc. (the parent of SWB), and between Bell Atlantic and NYNEX were announced. The Company cannot predict the impact that such mergers or other future mergers will or may have on the Company's business.

     The Company competes for and enters into non-exclusive supply contracts to provide products, components and services to the RBOCs. The Company has entered into sales agreements to provide payphone components to Ameritech Services, Inc., BellSouth Telecommunications, Inc., Bell Atlantic, NYNEX and SWB. The Company has entered into sales agreements to provide repair, refurbishment and conversion services to Ameritech Services, Inc., Bell Atlantic, NYNEX and SWB. These agreements have terms ranging from two to three years, are renewable at the option of and subject to the procurement process of the particular RBOC, contain fixed sales prices for the Company's products and services with limited provisions for cost increases and expire at various dates through March 1999. These sales agreements are frameworks for dealing on open account and do not specify or commit the Company's customers to purchase a specific volume of products or services. If orders are made, however, the Company has agreed to fill such orders in accordance with the customer's contract specifications. The agreements are generally subject to termination at the option of the customer upon 30 days notice to the Company, or if the Company defaults under any material provision of the agreements, including provisions with respect to performance. In addition, as further described below, the Company has entered into sales agreements to provide smart products to NYNEX and SWB. The terms of the sales agreement between the Company and SWB includes a provision for SWB to purchase specific quantities of smart products and other components from the Company at specified prices, subject to the cancellation provisions thereof.

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

     In December 1994, the Company entered into a sales agreement with SWB pursuant to which the Company agreed to supply and SWB agreed to purchase $21.3 million of smart processors and other components, including electronic locks, over a three-year period at specified prices. The agreement also includes a "most favored customer" clause pursuant to which the Company has agreed to provide price and other terms at least as favorable as those extended by the Company to other customers for the products covered by the agreement. The agreement contains certain covenants and conditions relating to product quality and delivery requirements, among others. The agreement provides for penalties and damages in the event that the Company is unable to comply with certain performance criteria. Upon a default by the Company with respect to such covenants and conditions, SWB has the right to cancel the agreement or reduce its purchase commitment, provided such default is not cured within a 20-day notice period. In addition, SWB may in any event terminate the agreement upon at least 30 days notice. However, upon such a termination, SWB has agreed to purchase all finished goods then held by the Company and to pay contractor and supplier cancellation and restocking charges, if any, plus a nominal profit percentage above the cost of such materials. Because SWB has the right to terminate the contract on 30 days notice as described above, there can be no assurance that the Company will ultimately sell $21.3 million of smart processors and other components pursuant to such contract. As of December 27, 1996, the Company estimates that SWB has acquired in excess of 65% of committed volume under such sales agreement. However, as a result of changes in SWB's deployment schedule, the Company does not anticipate shipping the remaining volume pursuant to the terms of the agreement during fiscal 1997.

     In November 1996, TSG entered into a non-exclusive sales agreement, effective July 1, 1996, to provide its GeminiTM smart payphones and processors, CoinNetTM payphone management system and other smart payphone components to
NYNEX for a period of five years. The agreement sets forth the terms and conditions relating to the sale of products to NYNEX, and does not specify or commit NYNEX to purchase a specific volume of products from the Company. If orders are made, however, the Company has agreed to fill such orders in accordance with NYNEX's specifications and at fixed prices set forth in the agreement. The Company has agreed not to increase its prices during the term of the agreement and has agreed to implement a continuous improvement program to improve productivity and quality and to reduce product costs during the term of the agreement. The agreement includes provisions for reductions in sales prices to NYNEX based on product cost reductions achieved from the continuous improvement program and based on NYNEX's purchase volume. The agreement contains a "most favored customer" clause pursuant to which the Company has agreed to provide price and other terms at least as favorable as those extended by the Company to other customers for similar purchase volumes of products covered by the agreement. The Company has agreed to indemnify NYNEX against expenses, liabilities, claims and demands resulting from products covered by the agreement, including those related to patent infringement and those related to performance specifications. The agreement may be terminated by either party upon default of any provision of the agreement by the other party upon at least thirty days' written notice, provided the default is not cured within thirty days from the receipt of notice of default. Further, NYNEX may terminate the agreement upon 120 days' written notice to the Company. However, upon such a termination, NYNEX has agreed to purchase the Company's inventories related to the products covered by agreement, provided that such obligation shall not exceed the value of NYNEX's purchases for a 120-day period, determined based upon the average monthly volume for the previous six-month period, less the value of outstanding orders to be shipped, the value of products which may be sold to other customers and the value of inventory that may be returned to the Company's suppliers. The agreement expires on July 1, 2001.

     The termination of these or any of the Company's sales agreements would have a material adverse effect on the Company's business. Further, any assessment of damages under the Company's sales contracts could have a further material adverse effect on the Company's operating results and liquidity. In April 1995, the Company initiated a recall of products as a result of potential product failures due to contamination introduced into the manufacturing process by the Company's contract manufacturer. Although the Company's contract manufacturer was responsible for the repair or replacement of the recalled product, the Company incurred liquidated damages under the terms of the sales agreement with its customer in the amount of $200,000. The damages were paid by an $8.00 price reduction over the next 25,000 units shipped after July 1, 1995. This liability was recorded in the Company's consolidated financial statements at March 31, 1995. Also, the Company agreed to extend its warranty on up to 5,000 units shipped under the terms of the sales agreement through December 31, 1998. However, the Company does not anticipate that it will incur significant warranty costs as a result of the extended warranty.

     The Company's prospects and the ability of the Company to maintain a profitable level of operations are dependent upon its ability to secure contract awards from the RBOCs. In addition, the Company's prospects for growth are dependent upon market acceptance and success of its smart payphone products, as well as development of other smart products containing additional advanced features. If the Company is unable to attract the interest of the RBOCs to deploy the Company's smart payphone products, the Company's sales revenues, business and prospects for growth would be adversely affected. Further, the Company's ability to maintain and/or increase its sales is dependent upon its ability to compete for and maintain satisfactory relationships with the RBOCs, particularly those RBOCs presently representing significant customers of the Company. Prior to a restructuring instituted in 1994, the Company experienced difficulties with a first generation smart payphone product, which difficulties subsequently were remedied. Such difficulties, however, resulted in the termination of a contract for such product with one of the Company's then significant RBOC customers. There can be no assurances that similar difficulties will not occur in the future.

Product Sales Prices

     The Company's agreements with its contract manufacturers generally provide that the Company will bear certain cost increases incurred by the manufacturer. Accordingly, the Company's manufacturing costs may fluctuate based on costs incurred by its contract manufacturers and such fluctuations could have a material and adverse impact on earnings. The Company's sales agreements with customers generally have fixed product prices with limited price escalation provisions. Consequently, there is a risk that the Company may not be able to pass on price increases to its customers. In the event the Company's costs increase or orders are lost due to price increases, the Company's profitability would be adversely affected. The Company encounters substantial competition with respect to smart payphone contract awards by the RBOCs. Competition is beginning to result in price reductions. The Company reduced its prices to NYNEX upon the execution of the November 1996 sales agreement based on the planned release of its lower cost next generation smart product series during the fourth quarter of fiscal 1997. Until the Company releases its next generation smart product series, the Company will experience a reduction in gross profit margins with respect to smart product sales to NYNEX, and such reduction will be material. Also, any other price reductions in response to competition will result in reduced gross profit margins unless the Company is able to achieve reductions in product costs.

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

     The  Telecommunications  Act expressly  supersedes the consent decree which led to the AT&T Divestiture, including the line-of-business restrictions that prohibited the RBOCs from providing inter-exchange services and from manufacturing telecommunications equipment. The RBOCs are now permitted to provide inter-exchange service outside their local service areas and to seek approval from the Federal Communications Commission (FCC) to provide inter-exchange service within their local service areas based upon a showing that they have opened their local exchange markets to competition. In addition, as a result of the Telecommunications Act of 1996, the RBOCs will be permitted to manufacture and provide telecommunications equipment and to manufacture customer premises equipment when certain competitive conditions have been met.

     On September 20, 1996, the FCC released its order adopting regulations to implement the section of the Telecommunications Act which mandated fair compensation for all payphone providers. The order addressed compensation for non-coin calls, local coin calling rates, removal of subsidies and discrimination favoring payphones operated by local exchange carriers (LECs) and authorization of RBOCs and other providers to select service providers, among other matters.

     The order prescribed interim dial-around compensation for independent payphone providers for both access code and subscriber 800 dial-around calls on a flat-rate basis of $45.85 per phone per month, as compared to the previous compensation of $6.00 per month. This new interim rate will be effective for a year, and replaces all other dial around compensation prescribed at the state or federal level. This compensation will be paid by the major inter-exchange carriers ("IXCs") based on their share of toll revenues in the long distance market. Payphones owned by the RBOCs and other LECs will be eligible for interim compensation when they have removed their payphones from their regulated accounts, which must be completed by April 15, 1997. By October 1, 1997, the IXCs are required to have per-call tracking instituted. At that point, all payphones will switch to a per-call compensation rate set at $.35 per call. Under this system, compensation will be paid on every completed 800-subscriber and access code call. Under the per-call compensation, compensation will be paid by the carrier who is the primary beneficiary of the call. After one year of deregulation of coin rates (October 1, 1998), the order indicates that the compensation rate would be adjusted to equal the local coin rate charge in a particular payphone.

     The order requires LEC payphones to be removed from regulation, separating payphone costs from regulated accounts by April 15, 1997. This requirement is intended to eliminate all subsidies that favor LEC payphones. The FCC ruled that the transfer of payphones from regulated accounts should be at net book value, which could allow RBOCs to begin unregulated operations with artificially low asset values, which may represent a competitive advantage. LECs are also required to reduce interstate access charges to reflect separation of payphones from regulated accounts. In order to eliminate discrimination, LECs are also required to offer coin line services to independent providers if LECs continue to connect their payphones to central office driven coin line services. The FCC did not mandate unbundling of specific coin line related services, but did make provisions to allow states to impose further payphone services requirements that are consistent with the order.

     The order authorizes RBOCs to select the operator service provider serving their payphones and for independent payphone providers to select the operator service provider serving theirs. This provision preempts state regulations that require independent providers to route intralata calls to the LECs. The FCC, however, did not establish conditions that require operator service providers to pay independent payphone providers the same commission levels the RBOCs demand.

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

Disputes

     In October 1994, a contract manufacturer that delivered allegedly defective first generation smart products to the Company discontinued operations prior to the scheduled contract termination date. In April 1995, the contract manufacturer formally terminated the Company's manufacturing contract as of the scheduled termination date. Pursuant to the terms of the manufacturing contract, the Company was committed to acquire the manufacturer's inventories related to the Company's products. The Company has not acquired products or inventory from the manufacturer since October 1994. The contract manufacturer has claimed that TSG is obligated to (i) purchase inventories of approximating $l million, (ii) pay purchase obligations of approximately $265,000, and (iii) pay lost profits of the contract manufacturer of approximately $916,000 related to the Company's minimum contract purchase commitment. The Company has claimed that the contract manufacturer supplied defective product, breached the agreement by discontinuing operations prior to the scheduled termination date of the contract and that the delivery of defective product resulted in the termination of a significant smart product sales agreement and the loss of significant business and profits by the Company. The Company does not believe, but cannot ensure, that the contract manufacturer will pursue its claims against the Company, nor does the Company intend to pursue its claims against the contract manufacturer unless the manufacturer commences an action against the Company. Should the contract manufacturer pursue its claims against the Company, the Company intends to defend and pursue its positions vigorously. However, there is no assurance that the outcome of any action will not have a material adverse effect on the Company's financial position or results of operations.

Net Operating Loss Carryforwards

     As of December 27, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $15 million to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards is limited after an ownership change, as defined in such Section 382, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. Such an ownership change occurred on October 31, 1994 and could occur in the future. As a result, the Company will be subject to an annual limitation on the use of its net operating losses of approximately $210,000. Such limitation would have the effect of increasing the Company's tax liability and reducing net income and available cash resources of the Company if the taxable income during a year exceeded the allowable loss carried forward to that year. In addition, because of such limitations, the Company will be unable to use a significant portion of its net operating loss carryforwards.

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


                                      TECHNOLOGY SERVICE GROUP, INC.
                                              (Registrant)


Date:  February 5 , 1996              By: /s/  Vincent C. Bisceglia
                                         ------------------------------
                                          Vincent C. Bisceglia
                                          President & Chief Executive Officer


                                      By: /s/  William H. Thompson
                                         ------------------------------
                                          William H. Thompson
                                          Vice President of Finance
                                           & Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.                 Description of Exhibit                     At Page
-----------                 ----------------------                     -------

11.              Statement re computation of per share earnings            31

27.              Financial Data Schedule (EDGAR filing only)               32