Form 10-K
period 1997-03-28
TECHNOLOGY SERVICE GROUP INC \DE\
filed 1997-06-24
CIK 1005274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 28, 1997
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ___________________

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

                     Common Stock, Par Value, $.01 Per Share
                                (Title of Class)
                               Redeemable Warrants
                                (Title of Class)

Indicate by check mark whether (1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant at May 30, 1997, based on the closing price on such date ($5 3/4), was approximately $6,891,157.

At May 30, 1997, there were 4,701,760 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                         TECHNOLOGY SERVICE GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I
Item 1.   Business                                                            3
Item 2.   Properties                                                         18
Item 3.   Legal Proceedings and Disputes                                     19
Item 4.   Submission of Matters to a Vote of Security Holders                19

PART II
Item 5.   Market for Registrant's Common Stock and
            Related Stockholder Matters                                      20
Item 6.   Selected Financial Data                                            21
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              22
Item 8.   Financial Statements and Supplementary Data                        39
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures                             39

PART III
Item 10.  Directors and Executive Officers of the Registrant                 68
Item 11.  Executive Compensation                                             71
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                                   80
Item 13.  Certain Relationships and Related Transactions                     82

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                      83

                              --------------------

                                     PART I

Item 1.  BUSINESS

General

     The Company designs, develops, manufactures and markets public communication products including wireline and wireless pay telephone ("payphone") systems, electronic wireline payphone products and payphone components. The Company's payphone systems are based upon microprocessor technology and perform a variety of functions, including calling card, debit ("prepay") card and credit card operations, data storage, call progress detection, call rating and maintenance, diagnostic and coin administration functions. The Company's payphone software management system, CoinNet(TM), is an integral component of the Company's microprocessor-based payphone systems. The Company also provides payphone and payphone component repair, refurbishment and upgrade conversion services to the regulated telephone operating companies in the United States, which consist of the seven Regional Bell Operating Companies ("RBOCs") and other local exchange carriers. See "Products and Services," below.

     The Company operates in one business segment as a provider of public communication systems, products and services to communications providers in the United States and foreign markets. The Company presently markets its products and services primarily to the seven RBOCs in the United States and to cellular service providers in certain international markets. The Company has derived substantially all of its revenues from sales to four RBOCs. See "Sales and Markets," below. The Company is presently developing a new microprocessor-based wireline payphone processor for international markets and for the RBOC and independent markets in the United States.

     Unless the context requires otherwise, Technology Service Group, Inc. and its subsidiary, International Service Technologies, Inc., are referred to herein collectively as the "Company" or "TSG". The term "Predecessor" refers to the Company for all periods prior to October 31, 1994, the date TSG Acquisition Corp., a wholly-owned subsidiary of Wexford Partners Fund, L.P., acquired all of the outstanding capital stock of the Company (see "History -- Acquisition," below; Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and Item 8 -- "Financial Statements and Supplementary Data"). The Company's principal executive offices are located at 20 Mansell Court East, Suite 200, Roswell, Georgia 30076, and its telephone number at that address is (770) 587-0208.

Forward Looking Statements

     This report contains certain forward looking statements concerning the Company's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified under this Item 1 -- "Business;" Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and elsewhere herein.

Developments During Fiscal 1997

     Initial Public Offering. In May 1996, the Company completed an initial public offering (the "Offering") of 1,150,000 units (the "Units"), each Unit consisting of one share of common stock, $.01 par value per share (the "Common Stock") and one redeemable warrant ("Redeemable Warrant") at a price of $9.00 per Unit for gross proceeds of $10,350,000. In connection with the Offering, the Company issued warrants to the underwriter of the offering to purchase 100,000 shares of Common Stock (the "Underwriter Warrants") for gross proceeds of $10. Net proceeds from the offering, after underwriting discounts and expenses of $1,231,897 and other expenses of $824,953, amounted to $8,293,169. The net proceeds of the Offering were used to repay the Company's then outstanding indebtedness of $2,509,524 under bank term and installment notes; to repay $3,808,589 of indebtedness outstanding under a bank revolving credit agreement; and to repay $2.8 million of outstanding indebtedness under 10% interest bearing subordinated promissory notes payable to stockholders. See "History -- Acquisition," below; Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and Item 8 -"Financial Statements and Supplementary Data."

     Stock Purchase Agreement. The Company and Wexford Partners Fund, L.P. ("Wexford"), Acor S.A. ("Acor") and Firlane Business Corp. ("Firlane"), and A.T.T. IV, N.V. ("ATTI") entered into a Stock Purchase and Option Agreement on May 3, 1996 (the "Stock Purchase Agreement"). Wexford, Acor and Firlane, concurrently with the Offering, sold to ATTI an aggregate of 366,300 shares of Common Stock at a price of $8.14 per share and options to purchase an additional 183,150 shares of Common Stock at an exercise price of $11.00 per share (the "Options") at a price of $.10 per Option. Wexford sold 285,714 shares and Options to purchase 142,857 shares. Acor sold 53,114 shares and Options to purchase 26,557 shares. Firlane sold 27,472 shares and Options to purchase 13,736 shares. The consideration received by Wexford, Acor and Firlane was $2,339,998, $435,004 and $224,995, respectively. No consideration was received by the Company.

     Fiscal 1997 Facilities Consolidation. During the year ended March 28, 1997, the Company closed its Kentucky facility and consolidated service operations into its Virginia manufacturing facility. Also, during the year ended March 28,1997, the Company assigned the capital lease obligation related to the closed facility to an unaffiliated third party, and recorded the retirement of the outstanding capital lease obligation and the disposition of the property. See
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 -- "Financial Statements and Supplementary Data."

     In November 1996, the Company executed a lease agreement with respect to a 39,200 square foot facility located in Georgia that commenced on April 1, 1997. The Company intends to close its present corporate office facility and to consolidate its product assembly operations and corporate activities into this new facility.

     Sales Agreements. In November 1996, TSG entered into a new non-exclusive supply agreement, effective July 1, 1996, to provide its Gemini(TM) smart payphones and processors, CoinNet payphone management system and other payphone components to Telesector Resources Group, Inc. ("NYNEX") for a period of five years. See "Sales and Markets -- Domestic," below.

     In June 1997, the Company entered into an agreement with Southwestern Bell Telephone Company ("SWB") that supersedes and terminates a December 1994 agreement between the parties. Under the new agreement, the Company agreed (i) to reduce SWB's remaining purchase commitment of GemStar(TM) processors and electronic locks to approximately $3 million from approximately $8 million under the former agreement and, (ii) among other things, to upgrade SWB's payphone management system. In return, SWB made a $250,000 cash payment to the Company, terminated the Company's obligation to pay royalties on sales of GemStar processors to other customers and terminated the Company's obligation to repay $375,000 received from the sale of product software under the December 1994 agreement. SWB also agreed to make additional cash payments to the Company aggregating up to $750,000 between July 2, 1997 and March 31, 1998 subject to the Company's compliance with the terms and conditions contained in the agreement. See "Sales and Markets -- Domestic," below; Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and
Item 8 -- "Financial Statements and Supplementary Data."

History

     General. The Company was incorporated in the State of Delaware in 1975. Between 1975 and 1986, the Company was engaged in the high-speed dot matrix printer business. In 1986, the Company acquired International Teleservice Corporation, Inc., a company engaged in the repair and refurbishment of telecommunication products consisting of residential telephones and payphones. During 1987 and 1988, the Company discontinued its high-speed dot-matrix printer business, sold the assets of its residential telephone repair and refurbishment business, and began to focus its business on the public communications industry. The Company established International Service Technologies, Inc. ("IST"), which established a foreign division in

Taiwan, and Technology Service Enterprises, Inc., and expanded its public communications business to include the manufacture and marketing of payphones and payphone components and the provision of services to convert and upgrade payphones with components designed and manufactured by the Company and its subsidiaries. In 1991, Technology Service Enterprises, Inc. acquired the assets of the Public Communication Systems Division of Executone Information Systems, Inc. ("PCS"), including its microprocessor-based technology. In fiscal 1993, the Company established Wireless Technologies, Inc. and began to develop microprocessor-based wireless payphone products for international applications. In April 1993, International Teleservice Corporation, Inc., Technology Service Enterprises, Inc. and Wireless Technologies, Inc. were merged into the Company.

     Acquisition.  On October 31, 1994,  TSG  Acquisition  Corp., a wholly-owned subsidiary of Wexford, acquired all of the outstanding capital stock of the Company. The consideration paid by TSG Acquisition Corp. aggregated $3.5 million. In connection with this transaction, the Company entered into an Investment Agreement with Wexford, Acor and Firlane. The Company issued an aggregate of 3.5 million shares of Common Stock at a price of $1.00 per share to Wexford. Wexford, in turn, sold to Acor and Firlane 507,500 and 262,500 shares, respectively, of Common Stock. The consideration paid by Wexford, Acor and Firlane for their shares of Common Stock was $2,730,000, $507,500 and $262,500, respectively. Also, the Company borrowed $2.8 million from Wexford and Acor and issued subordinated promissory notes due November 1, 1999 that bear interest at a rate of 10% per annum (the "Affiliate Notes"). The Affiliate Notes were repaid during the year ended March 28, 1997 with a portion of the proceeds from Company's initial public offering.

     Fiscal 1994 Restructuring. During the three years ended April 1, 1994, the Company generated net losses due to poor operating performance caused in large part by the termination of a sales agreement with respect to a first generation microprocessor-based payphone product between the Company and one of its then significant RBOC customers as a result of technical and delivery problems (which were subsequently remedied) and the non-renewal of a refurbishment sales agreement with that RBOC. In the fourth quarter of fiscal 1994, the Company initiated a plan (the "fiscal 1994 Restructuring") to change certain senior management, restructure its operations, refocus its development activities, increase sales and attain profitable operations. Although the Company reduced its operating costs and expenses, the Company continued to operate at a loss during the seven months ended October 31, 1994 and five months ended March 31, 1995. However, during fiscal 1996 and fiscal 1997, the Company's sales performance improved and the Company returned to profitability.

The Public Payphone Industry

     Domestic Market. Public telecommunication services, including "coin" or "pay" telephone service, in the United States are provided by regulated telephone operating companies, including those owned by the RBOCs, referred to as local exchange carriers ("LECs"), AT&T and other long distance (or "inter-exchange") carriers ("IXCs") and independent payphone providers. The operations of long distance and local exchange carriers are subject to extensive regulation by the Federal Communications Commission ("FCC") and state regulatory agencies (see "Government Regulation," below). Virtually all services offered by LECs and IXCs, including payphone services, are provided in accordance with tariffs filed with appropriate regulatory agencies, including the FCC. Independent payphone providers are subject to regulations of state regulatory agencies.

     The Company believes that the RBOCs control approximately 1.4 million of an estimated 2 million payphones in service in the United States. The remaining installed base of payphones are owned and operated by the large independent telephone operating companies (such as GTE), other local exchange carriers and independent payphone providers.

     The majority of payphones deployed by the RBOCs are essentially mechanical devices that perform the functions of normal residential telephones, with the additional ability to hold and collect or refund coins. In these conventional payphone systems, all of the intelligence required to provide service is located at central offices or other network locations of long distance or local exchange carriers and is supplied to the payphone via a "coin line." In June 1984, the FCC approved the operation of independently owned payphones, which permitted independent payphone providers to enter the industry. However, barriers to entry into the industry by independent payphone providers were substantial. The RBOCs had in place and available the services of the central offices to provide payphone service, including call rating and routing information, the "bong" tone that signals callers to input calling card numbers, and collection/return signaling for the payphone to collect or return coins. These services were not required to be made available to independent payphone providers and placed them at a disadvantage. Regulatory actions, together with the development of technologically advanced microprocessor-based payphones that perform the functions of the central office within the telephone (referred to in the industry as "smart payphones"), have enabled independent payphone operators to enter the industry and compete effectively with the regulated telephone operating companies. Microprocessor-based technology provided independent payphone providers with the capability to route and determine the proper charges ("rate") for calls and to deploy payphones containing maintenance diagnostics and reporting features, coin administration and credit card features, and station message detail recording and reporting features. These features enable independent payphone providers to either route calls to Alternate Operator Services ("AOS") or to store and retrieve call data and billing information, thereby allowing the owner to share in the long-distance revenues generated by the phone, reduce the cost of maintenance and collection, and to monitor coin pilferage, among other things.

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

     The Telecommunications Act expressly supersedes the consent decree which led to the break-up of AT&T, the formation of the RBOCs, and the line-of-business restrictions that prohibited the RBOCs from providing long distance services and from manufacturing telecommunications equipment. The RBOCs are now permitted to provide long distance service outside their local service areas and to seek approval from the FCC to provide long-distance service within their local service areas based upon a showing that they have opened their local exchange markets to competition. After the FCC has given its approval to a request to provide in-region long distance service, an RBOC may also engage in the manufacture and provision of telecommunications equipment and the manufacture of customer premises equipment, including pay telephones. Such manufacturing enterprises must be conducted through separate affiliates for at least three years after the date of enactment of the Telecommunications Act. In addition, an RBOC may not discriminate in favor of equipment produced or supplied by an affiliate, but rather must make procurement decisions based on an objective assessment of price, quality, delivery and other commercial factors.

     The Company believes that as a result of the reform legislation, the public communications industry will undergo fundamental changes, many of which may affect the Company's business. The legislation is likely to increase the number of providers of telecommunications services, including perhaps providers of payphone services. This increase in the number of providers is likely to stimulate demand for new payphone equipment. In that event, the Company believes that existing payphone providers, including the RBOCs, could seek to enhance their technology base in order to compete more effectively with each other and with new entrants. In addition, as the local exchange and intrastate long distance markets are opened to competition, inter-exchange carriers seeking to serve these markets may deploy greater numbers of payphones to capture local and intrastate traffic. There can be no assurance, however, that these trends will develop, or that if they do develop, they will have a beneficial impact on the payphone market generally or on the Company's business in particular. See "Government Regulation," below.

     Over the past couple of years, in response to the competitive pressures from independent payphone providers and in anticipation of passage of the Telecommunications Act, several of the RBOCs and other local exchange carriers began to upgrade their payphone base with microprocessor-based "smart" payphone technology. The Company believes that approximately 15% to 20% of the installed based of payphones operated by the RBOCs have been upgraded with smart payphone systems, including those provided by the Company. The Company's prospects for future and continued profitability are largely dependent on such trend continuing. See "Sales and Markets --Domestic," below.

     International Market. Internationally, it is estimated that there are several million payphones in the installed base. Public communication services in foreign countries are provided by large government controlled postal, telephone and telegraph companies ("PTTs"), former PTTs that have been privatized for the purpose of investing in and expanding telecommunication networks and services, and cellular carriers. The Company believes that a trend toward privatization and liberalization of the international telecommunication industry is opening the international markets, previously dominated by monopoly and government infrastructure, to increased competition. In addition, many countries are allowing private firms to construct cellular networks and compete with national telecommunication authorities. It is believed that some of the large United States based telecommunications companies, including certain RBOCs, have invested in telecommunication opportunities abroad including the acquisition of interests in the privatized PTTs and consortiums for the acquisition of licenses and construction of cellular networks to provide cellular communication services. On February 15, 1997, over 60 countries signed a World Trade Organization pact aimed at opening the global telecommunication industry to competition. This agreement provides for most of the countries to end their telephone monopolies by the year 2000. However, the agreement, which must be ratified by the individual countries, will likely encounter substantial opposition. Accordingly, there is no assurance that the agreement will be ratified or facilitate free market conditions within the global telecommunications market.

     Presently, the density of payphone installations in many foreign countries on a per capita basis is far less than that in the United States. The Company believes that many of these countries are seeking to expand and upgrade their telecommunications systems and are funding programs to provide communication services to the public. The expansion programs include the construction of wireless networks, and the Company believes that wireless payphone service will become one of the primary avenues of providing communication services to the public in certain foreign markets. The Company believes that large scale payphone deployment programs are underway in several foreign markets, and that the international public communications industry will continue to evolve and be a significant growth industry over the next several decades to the extent that privatization and the investment in and expansion of both wireline and wireless networks progresses.

     Although foreign markets are believed to be a potential source of significant demand for the Company's products, there are impediments to the Company's ability to penetrate such markets, including resource limitations, regulations and the normal difficulties attendant on conducting international business.

Products and Services

     The Company manufactures and markets "coin" and "coinless" pay telephone ("payphone") systems and products that connect to and operate as integral parts of domestic and foreign telecommunication networks. The Company also markets payphone and payphone component repair, refurbishment and conversion upgrade services to local exchange carriers in the United States. The Company's products include payphones equipped with non-smart payphone electronics (for coin line installations) and payphones equipped with microprocessor-based smart payphone processors (for coin line and/or non-coin line installations) that connect to wireline telecommunication networks ("wireline payphones") and payphones equipped with a specially designed smart cellular processor that connect to cellular telecommunication networks ("wireless payphones"). Smart payphone processors (and non-smart electronics) are the primary electronic assemblies or "engines" of payphones. The Company also supplies smart payphone retrofit kits and a wide-range of payphone components (including, among other things, dials, handsets, chrome doors, credit card readers and volume amplification modules) required to manufacture payphones and to repair and/or upgrade deployed payphones with enhanced technology. The Company's smart payphone systems are provided with CoinNet payphone management software. This management system is used by customers to remotely manage networks of the Company's smart payphone products interactively. A significant portion of the Company's revenues is derived from the sale of smart payphone processors and payphone retrofit kits to certain RBOCs that are upgrading their installed base of payphones with technologically advanced processors.

     The Company's wireline payphone products were developed specifically for the regulated telephone operating companies in the United States. The design of the Company's wireline coin payphones is based upon the Western Electric configuration developed for use in the Bell system versus the GTE configuration developed for the independent telephone companies and also used by most of the independent payphone providers. The Company's coinless wireless ("cellular") payphone products were developed for use in foreign markets, and are manufactured in several different configurations, including the Western Electric configuration, depending on the application.

     The majority of foreign countries follow the network standards of the Consultative Committee for International Telephone and Telegraph ("CCITT"). One of the primary technical network differences in the payphone industry between the countries following the CCITT network standards and those following the U.S. network standards relates to call rating. The Company has not to date offered a wireline product that operates with networks following the CCITT standards. The Company is presently developing a new smart payphone processor that it believes will be capable of operating with networks following either standard. The Company believes that this technology will enable the Company to compete in the independent market in the United States and in foreign countries that follow the CCITT standard. The Company's new smart payphone processor is currently undergoing limited field trial testing and evaluation in coin line and in non-coin line installations domestically. The Company believes that its new smart payphone processor will be available to market during the next year. See "Design and Product Development," below.

     The following table outlines products currently offered by the Company:

PRODUCT                       DESCRIPTION

GEMINI SYSTEM II(R)   The   Gemini   System   II(R)("Gemini")   product   is   a
                      sophisticated    microprocessor-based    smart    payphone
                      processor  which is  programmable  to  operate in either a coin line mode or a non-coin line mode. The coin line mode uses the rating and answer  supervision  services provided by the central  office ("CO") and associated  network.  In contrast,  rating  and  answer  supervision  services  are performed  within the processor when programmed to operate in the non-coin line mode. Programmable billing, reporting and operating  cost  reduction  features  offered with the
                      Gemini  product   include:   (i)  station  message  detail
                      recording, which provides for the storage of all call data
                      within  the  phone;   (ii)   maintenance   reporting   and
                      diagnostics,   which  provides  for  remote  diagnosis  of
                      payphone and  component  operating  status via  telemetry;
                      (iii) coin administration, which provides coin accounting capability and reporting of coin box status; (iv) call routing, which provides for the routing of calls to the programmed carrier; and (v) credit card billing and auditing, which provides the ability to bill credit card calls and to identify invalid cards or card numbers. The
                      Gemini product is also designed to interface with an electronic lock to control and to permit remote monitoring of collection activities. Programmable revenue enhancement features offered with the Gemini product include: (i) voice messaging, which enables the user to record a message to the called party rather than allow the call to go uncompleted; and (ii) usage based pricing, which administrates local call costing on the basis of time. The features available with the Gemini product are designed to enable customers to enhance revenues and to reduce costs of operation and maintenance through accurate scheduling of maintenance and collection activities. All programming, retrieval, reporting and telemetry features are performed remotely using the Company's payphone software management system.

GEMSTAR(TM)           The  GemStar  product  is  a  microprocessor-based   smart
                      payphone  processor  designed  for coin line  applications which require the rating and answer supervision  functions performed by the CO network.  The GemStar  product  offers the primary cost  reduction and reporting  features of the
                      Gemini  product,   including   maintenance  reporting  and
                      diagnostics  and coin  administration.  With added memory, the GemStar  product also provides  station message detail
                      recording.   The  GemStar  product  is  also  designed  to
                      interface with an electronic lock to control and to permit remote monitoring of collection activities.

INMATE(TM)            The  InMate  product  is  a   microprocessor-based   smart
                      payphone   processor   designed  for  prisons  where  cost
                      reduction  and  revenue  enhancement  features  as well as
                      other  specialized  features  are  required.   The  InMate
                      product   offers   station   message   detail   recording,
                      maintenance  reporting and  diagnostics,  voice messaging,
                      usage  based  pricing  and  call  routing.   In  addition,
                      specialized    features   include:   (i)   outgoing   call
                      restriction,   which  can  restrict   calls  to  specified
                      numbers;  (ii)  call  duration,   which  limits  the  time
                      duration  of  calls;  and  (iii)  personal  identification
                      numbers,   which  permit  valid  user  access  only.  Coin
                      administration features are not provided in this coinless environment.

GEMCELL(TM)           The  GemCell  product is a  microprocessor-based  cellular
                      payphone   processor   that   interfaces   to  a  cellular
                      transceiver for use in domestic and international wireless networks. The GemCell product was designed to have the primary features available with the Gemini product except coin administration. Instead, the GemCell product was designed to accept debit ("prepay") cards, smart ("chip") cards or credit cards as the form of payment. The GemCell product is not currently marketed in the U.S.

COINNET(TM)           The  CoinNet  product  is  a  remote   payphone   software
                      management system which operates on personal computers in a multi-tasking environment. This proprietary software product provides the Company's customers with the ability to manage networks of installed payphones interactively.
                      Downloading software changes, retrieving station message detail recording data, maintenance and diagnostics data and coin box data are a few of the functions of this Unix or MSDOS-based software system.

PAYPHONES             The  Company  offers  its  payphones  in a wide  range  of electronic  and smart  configurations  depending  upon the application  requirements of its customers.  The Company's wireline  payphones  include  coin  (or  token)  payphones
                      and/or   coinless   payphones,   including   credit   card
                      applications.  The Company's wireless,  coinless payphones include debit  ("prepay") and smart (chip") card payphones which  are  offered  in  fixed  configurations  as well as configurations  for  mobile  deployment,  such  as  taxis, trains and buses.  The Company's  smart wireline  payphone
                      technology   derives  power  from  the   telephone   line,
                      eliminating  the  need for  external  power  sources.  The
                      Company's wireless payphones are powered by commercial electric line power or by a solar powered platform so that they can be deployed without network wiring and cabling.

CELLULAR
ASSISTANCE PHONE      The Company also offers a specialized  Cellular Assistance
                      Phone designed to provide emergency phone service in specific applications, such as along highways and in remote areas. The Cellular Assistance Phone is provided with a cellular transceiver and is powered by commercial electric line power or by a solar powered platform so that it can be deployed without network wiring and cabling. The features of the Cellular Assistance Phone are limited to those required for emergency situations and permit the user to automatically dial a preset emergency assistance number. The Cellular Assistance Phone is not currently marketed in the United States.

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

Sales and Markets

     Domestic. The Company markets its payphone products and services predominately to the RBOCs. In fiscal years 1995, 1996 and 1997, sales to RBOCs accounting for greater than 10% of the Company's sales aggregated 72%, 88% and 90%, respectively, of the Company's sales revenues. During fiscal 1995, Ameritech Services, Inc. ("Ameritech"), Bell Atlantic Corp. ("Bell Atlantic"), Southwestern Bell Telephone Company ("SWB") and NYNEX accounted for approximately $2.8 million, $5.8 million, $3.8 million and $2.2 million, respectively, of the Company's sales. During fiscal 1996, Bell Atlantic, NYNEX and SWB accounted for approximately $5.6 million, $7.9 million and $15.5 million, respectively, of the Company's sales. During fiscal 1997, Ameritech, Bell Atlantic and NYNEX accounted for approximately $4.6 million, $5.2 million and $20.2 million, respectively, of the Company's sales. The Company anticipates that it will continue to derive most of its revenues from these customers, and other regional telephone companies, for the foreseeable future. During the last year, mergers between Pacific Telesis Inc. and SBC Communications, Inc. (the parent of SWB), and between Bell Atlantic and NYNEX were announced. The Company cannot predict the impact that these mergers will or may have on the Company's business.

     The Company competes for and enters into non-exclusive supply contracts to provide products, components and services to the RBOCs. The Company has entered into sales agreements to provide payphone components to Bell Atlantic, NYNEX and SWB. The Company has entered into sales agreements to provide repair, refurbishment and conversion services to Ameritech Services, Inc., Bell Atlantic, NYNEX and SWB. These agreements have terms ranging from two to three years, are renewable at the option of and subject to the procurement process of the particular RBOC, contain fixed sales prices for the Company's products and services with limited provisions for price increases and expire at various dates from June 1997 to March 1999. These sales agreements are frameworks for dealing on open account and do not specify or commit the Company's customers to purchase a specific volume of products or services. If orders are made, however, the Company has agreed to fill such orders in accordance with the contract specifications. The agreements are generally subject to termination at the option of the customer upon 30 days notice to the Company, or if the Company defaults under any material provision of the agreement, including provisions with respect to performance.

     In November 1996, the Company entered into a non-exclusive sales agreement, effective July 1, 1996, to provide its Gemini smart payphones and processors, CoinNet payphone management system and other payphone components to NYNEX for a period of five years. This agreement superseded a December 1995 smart product sales agreement between the Company and NYNEX. The November 1996 agreement sets forth the terms and conditions relating to the sale of products to NYNEX, and does not specify or commit NYNEX to purchase a specific volume of products from the Company. If orders are made, however, the Company has agreed to fill such orders in accordance with NYNEX's specifications and at fixed prices set forth in the agreement. The Company has agreed not to increase its prices during the term of the agreement and has agreed to implement a continuous improvement program to improve productivity and quality and to reduce product costs during the term of the agreement. The agreement includes provisions for reductions in sales prices to NYNEX based on product cost reductions achieved from the continuous improvement program and based on NYNEX's purchase volume. The agreement contains a "most favored customer" clause pursuant to which the Company has agreed to provide price and other terms at least as favorable as those extended by the Company to other customers for similar purchase volumes of products covered by the agreement. The Company has agreed to indemnify NYNEX against expenses, liabilities, claims and demands resulting from products covered by the agreement, including those related to patent infringement and performance specifications. The agreement may be terminated by either party upon default by the other party upon thirty days' written notice, provided the default is not cured within thirty days from the receipt of notice of default. Further, NYNEX may terminate the agreement upon 120 days' written notice to the Company. However, upon such a termination, NYNEX has agreed to purchase the Company's inventories related to the products covered by agreement, provided that such obligation shall not exceed the value of NYNEX's purchases for a 120-day period, determined based upon the average monthly volume for the previous six-month period, less the value of outstanding orders to be shipped, the value of products which may be sold to other customers and the value of inventory that may be returned to the Company's suppliers. The agreement expires on July 1, 2001.

     In June 1997, the Company entered into an agreement with SWB that supersedes and terminates a December 1994 agreement between the parties. Under the new agreement, the Company agreed to reduce SWB's remaining purchase commitment of GemStar processors and electronic locks to approximately $3 million from approximately $8 million under the former agreement and, among other things, upgrade SWB's payphone management system. In return, SWB made a cash payment of $250,000 to the Company, terminated the Company's obligation to pay royalties on sales of GemStar processors to other customers and terminated the Company's obligation to repay $375,000 received from the sale of product software under the December 1994 agreement. SWB also agreed to make additional cash payments of $250,000 on July 2, 1997, $100,000 on September 1, 1997, $150,000 on December 31, 1997 and $250,000 on March 31, 1998 to the Company subject to the Company's compliance with the terms and conditions of the agreement, including conditions with respect to product quality and performance, service and repair. SWB has the right to cancel the agreement without further obligation to TSG, including any obligation to make additional payments or to purchase additional products, upon a default by TSG of any of the terms and conditions contained in the agreement. SWB also has the right to cancel the agreement without notice and without further obligation to TSG, including any obligation to make additional payments or to purchase additional products, in the event TSG defaults on its obligation to upgrade SWB's payphone management system by July 2, 1997. Further, SWB may terminate the agreement by giving the Company thirty days prior written notice, in which case, SWB is obligated to purchase the products and make the payments sets forth in the agreement. See
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 -- "Financial Statements and Supplementary Data."

     The Company sells its products and services directly to its customers. The Company involves a wide-range of personnel in its sales and marketing activities including its Vice President of Sales and Marketing, two experienced sales directors, three service technicians, its engineering staff, its quality managers and its President and CEO. The Company's engineering staff and service technicians provide support and technical services via telephone without charge, and the Company provides field engineering support services during the initial deployment of products and when customers encounter unusual or technical problems. The Company's commitment to service and support throughout its organization is directed at maintaining strong relationships with customers' operating, technical and administrative personnel. The Company also conducts training seminars and provides assistance to customers in the installation and set-up of the Company's payphone software management system.

     International. The Company markets its smart wireless payphones in Korea, Mexico, Ecuador, Venezuela and other South American countries, primarily under distributor and reseller relationships. The Company presently has distributor relationships in Venezuela, for the South American markets, and in Korea. The Company also markets its products in Central American markets directly and through an independent sales representative.

     The Company's export sales during fiscal 1995, 1996 and 1997 approximated $1.4 million, $856,000 and $461,000, respectively. The Company believes that the international public communications market represents a growth opportunity. The Company, however, has limited experience exporting products and operating outside the United States and there can be no assurance that the Company will be able to generate significant revenues from international business. Conducting business internationally is subject to a number of risks, including political instability, foreign currency fluctuations, adverse movements in exchange rates, economic instability, the imposition of tariffs and import and export controls, changes in governmental policies (including U.S. policy toward foreign countries), general credit and business risks and other factors, one or more of which, if they occur, could have an adverse effect on the Company's ability to generate international sales or operations. The Company's sales to date have been denominated in U.S. dollars and as a result, no losses related to currency fluctuations have been incurred. For the same reason, the Company has not engaged in currency hedging activities. There is no assurance, however, that the Company will be able to continue to export its products in U.S. dollar denominations or that its business will not become subject to significant exposure to foreign currency risks. In addition, the Company intends to complete the development and begin marketing wireline payphone products for international CCITT applications during fiscal 1998, and there is no assurance that the Company will be able to successfully complete the development of such products or that it will be able to successfully market such products. Finally, many of the Company's known and potential international competitors have substantially greater financial and other resources than the Company and, therefore, are formidable competitors. See "Competition," below."

     The Company believes that wireless payphone services will become one of the primary avenues of providing communication services to the public in many of the developing nations in South America and Central America and that these markets represent a significant growth opportunity. Many of the cellular licenses awarded to companies in foreign markets to provide services in competition with national communication authorities have been awarded to consortiums and companies in which the RBOCs have invested. The Company believes that an opportunity exists to expand its market channel within the RBOC arena by deployment of its wireless payphone technology to international wireless concerns affiliated with the RBOCs. The Company intends to continue to invest in the development of wireless products and hardware for non-coin technologies including prepay and debit cards, including smart ("chip") cards.

Competition

     The Company believes that it is a significant provider of payphone products and payphone repair services to the RBOCs. The Company operates in a highly competitive environment and competes against numerous domestic and foreign providers of payphones and payphone repair services that have financial, management and technical resources substantially greater than those of the Company. In addition, there are many other firms which have the resources and ability to develop and market products which could compete with the Company's products. The Company believes its ability to compete depends upon many factors within and outside its control, including the timing and market acceptance of new products developed by the Company and its competitors, performance, price, reliability and customer service and support.

     The Telecommunications Act lifts the restriction on the manufacturing of telecommunications equipment by the RBOCs. After the FCC finds that an RBOC has opened its local exchange market to competition, the RBOC, through a separate affiliate, may manufacture and provide telecommunications equipment and may manufacture customer premises equipment, such as payphones. As a result of the legislation, the Company could face new competitors in the manufacture of payphones and payphone components from one or more of the

RBOCs or their affiliates. The RBOCs have financial, management and technical resources substantially greater than the Company. However, the legislation does not permit RBOCs to create joint manufacturing operations with each other. In addition, the legislation provides that as long as Bellcore is an affiliate of more than one RBOC, Bellcore may not engage in manufacturing telecommunications equipment or customer premises equipment. The Telecommunications Act also incorporates numerous safeguards to ensure that standards setting organizations conduct themselves fairly and requires the FCC to establish a dispute resolution process for equipment manufacturers involved in conflicts over standards setting.

     The Company believes that the primary competitive factors affecting its business with the RBOCs are quality, price, service and delivery performance. The Company competes aggressively with respect to the pricing of its products and services, and since the Company's contractual agreements with the RBOCs generally provide the Company with limited ability to increase prices if manufacturing costs increase, the Company attempts to reduce its manufacturing costs rather than increase its prices. The Company also attempts to maintain inventory at levels which enable the Company to provide immediate service and to fulfill the delivery requirements of its customers.

     The Company believes that its principal competitors in the United States include Protel Inc., Elcotel, Inc., Intellicall, Inc., Lucent Technologies and International Totalizing Systems, Inc., and with respect to repair and refurbishment services, Restor Industries, Inc. The Company also competes with numerous foreign companies marketing products in the United States, including Northern Telecom, Inc. However, the Company does not believe that foreign competitors have yet been able to successfully penetrate the payphone industry in the United States. Some of the Company's competitors, including Protel Inc., Intellicall, Inc. and Elcotel, Inc. supply payphone products to independent payphone providers which compete with the RBOCs. During fiscal 1997, the Company did not actively market its products to independent payphone providers.

     Many of the Company's competitors are substantially larger than the Company and have significantly greater financial, technical and marketing resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. It is also possible that new competitors may emerge and acquire significant market share. Possible new competitors include large foreign corporations, the Company's RBOC customers and other entities with substantial resources. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, results of operations and financial condition. In addition, it is unlikely that the Company will become a significant supplier of smart payphone products to all of the RBOCs since competition for business with the RBOCs is intense.

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

     The Company expects that a number of personal communications technologies will become increasingly competitive with payphone services provided by the telephone companies and independent payphone providers. Such technologies include radio-based paging services, cellular mobile telephone services and personal communication services. However, the Company believes that the payphone industry will continue to be a major provider of telecommunications access.

     Prior to 1984, the regulated telephone companies held a monopoly in the United States payphone market, and they continue to have a dominant share of the payphone market. The regulated telephone companies have financial, marketing, management and technical resources substantially greater than those of private payphone providers. The Company believes that the regulated telephone companies will continue to experience increasing competition from independent payphone providers. Accordingly, the Company believes, but cannot ensure, that the telephone operating companies can be expected to upgrade their technology base and protect their market share.

Manufacturing, Assembly and Sources of Supply

     The Company performs repair, refurbishment and conversion services and most of its product assembly operations at its facilities. In addition, certain components including low-density electronic circuit board assemblies, dials and handsets, are assembled at the Company's facilities. Other components are purchased from various distributors and manufacturers, including contract manufacturers engaged by the Company. The Company generally assembles its smart payphone products from assemblies produced by manufacturers under contractual arrangements.

     On October 21, 1994, the Company entered into a manufacturing agreement with Avex Electronics, Inc. ("Avex"), a large contract manufacturer, that provided for the production of the Company's GemStar circuit board assemblies and payphone processor. The Company committed to purchase $12.2 million of GemStar assemblies. At March 28, 1997, the Company had purchased the majority of its initial commitment. The Company has also engaged Avex to manufacture the printed circuit board assemblies for its Gemini processors, its new smart payphone processor presently under development and other products, and has committed to purchase approximately $5.5 million of assemblies for its new smart payphone processor during the first year of production. The manufacturing agreement may be terminated by either party for default upon a material breach of the terms of the agreement by the other party, provided such breach is not cured within a 30-day notice period. Further, the Company may terminate the agreement at any time. However, upon a termination of the agreement by the
Company, the Company is obligated to purchase inventories held by the manufacturer and pay vendor cancellation and restocking charges, and a reasonable profit thereon. In addition, upon a cancellation by the Company of its purchase obligation, or a substantial portion thereof, related to its new smart payphone processor, the Company is obligated to pay a cancellation penalty of up to $500,000. This cancellation obligation varies depending upon quantities purchased by the Company and expires when the Company has substantially met its purchase commitment. The Company is dependent upon Avex to manufacture and supply products required to meet sales commitments under the terms of its smart product sales agreements.

     On November 18, 1994, the Company entered into an exclusive dealer agreement with Control Module, Inc. that provided the Company with the rights to purchase and supply electronic lock devices to SWB in accordance with the terms of a December 1994 sales agreement between the Company and SWB. The Company committed to purchase approximately $3.5 million of the electronic lock devices at specified prices over a two-year period. At March 28, 1997, the Company had satisfied its purchase commitment, and has an adequate inventory of electronic lock devices to meet its remaining sales commitment to SWB. The dealer agreement expired upon the Company's purchase of the committed volume.

     On September 16, 1991, the Company entered into a Manufacturing Rights Agreement (the "Manufacturing Agreement") with Commtek Industries, Inc., an unaffiliated Taiwan corporation. The Company granted Commtek the exclusive right to utilize the assets owned by the Company's foreign division for a period of five years to manufacture many of the non-electronic components and assemblies for the Company's products. The Company agreed to purchase a minimum aggregate annual volume of $2.5 million during the first year of the agreement and $3 million for each year thereafter. The Manufacturing Agreement expired on September 15, 1996. However, the parties have continued the supply relationship under standard purchase arrangements. The Company believes that there are alternative sources of supply for the components and assemblies currently purchased from Commtek. However, if a shortage or termination of the supply of any one or more of such components or assemblies were to occur, the Company's business could be materially and adversely affected.

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

     The Company generally enters into repair agreements with respect to its smart products under which the Company agrees to perform non-warranty repair services at specified prices. The Company also provides repair, refurbishment and conversion services under agreements with its customers. See "Sales and Markets," above.

Licenses, Patents and Trademarks

     The engineering designs on which the Company's electronic products and components are based were internally developed by the Company's engineering staff. The Company owns eight United States patents relating to payphone components, its smart payphone platform and other technology which expire between April 2010 and May 2014. The Company has one patent application outstanding. Although the Company believes that its patents and trademarks are important to its business, it does not believe that patent protection or trademarks are critical to the operation or success of its business. The Company does not believe that it is infringing on the patents of others and would defend itself against any allegations to that effect. There can be no assurance, however, that infringement claims will not be asserted in the future or that the results of any patent related litigation would not have a material adverse affect on the Company's business.

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

     The Company licenses certain technologies from third parties under agreements providing for the payment of royalties. Royalty expense during the year ended March 28, 1997 approximated $196,100. See Item 8 -- "Financial Statements and Supplementary Data".

Design and Product Development

     The Company's engineering department is staffed with software, electrical and mechanical engineering professionals. Their activities are dedicated to the development of new products, enhancements of the Company's deployed product line, including the CoinNet management system, and enhancements to improve product reliability. Their efforts are also directed to reducing product costs through new manufacturing methods. During fiscal 1995 and 1996, the Company expended approximately $938,000 and $1.2 million, respectively, on engineering, research and development activities consisting primarily of the design and development of GemStar, Gemini and GemCell products. During fiscal 1997, the Company expanded its research and development activities for the purpose of designing and developing a new smart payphone processor capable of operating in domestic coin line installations, domestic non-coin line installations and in foreign CCITT network installations. During the year ended March 28, 1997, the Company expended approximately $1.8 million on engineering, research and development activities, and in addition thereto, capitalized software development expenses of $421,693.

     The Company believes that new products and product enhancements have the potential to increase its market opportunities and are essential to its long-term growth, particularly in international wireline markets, and the Company's ability to fund future research and development activities, in turn, will be dependent upon its ability to generate cash in excess of its operating needs. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

     At March 28, 1997, the Company had 149 full-time employees, 3 part-time employees and 22 temporary contract employees consisting of 112 persons engaged in direct labor activities, 22 persons engaged in manufacturing support activities, 20 persons engaged in administrative, sales and finance activities and 20 persons engaged in engineering and engineering support activities. In addition, the Company has three independent contractors engaged in product development activities. The Company considers its relations with its employees to be satisfactory.

     At March 28, 1997, none of the Company's employees were represented by a collective bargaining unit.

Backlog

     The amount of the Company's backlog is subject to large fluctuations because the Company's business depends upon a small number of customers and large orders. The Company calculates its backlog by including only items for which there are purchase orders with firm delivery schedules. Contractual commitments are not included in backlog until purchase orders are received by the Company. At March 28, 1997, the backlog of all products and services was approximately $2.6 million as compared to approximately $3.8 million at March 29, 1996. The Company's objective is to ship orders within 30 days of receipt and, therefore, the Company does not expect its backlog, other than orders with scheduled deliveries under contractual commitments, to exceed monthly sales levels. Accordingly, the Company's backlog at any given date is not indicative of future revenues. Seasonality

     The Company's sales are generally stronger during periods when weather does not interfere with the maintenance and installation of payphone equipment by the Company's customers. Accordingly, the Company's sales could be adversely affected during certain periods of the year. The Company's sales may also be adversely impacted near the end of the calendar year by the budget short falls of customers. As a result, the Company's sales during its third quarter may decline significantly in relation to other quarters. Potential Environmental Liabilities

     During the year ended March 28, 1997, the Company completed the evaluation, assessment and monitoring of soil and groundwater contamination at one of the Company's former facilities in Florida in accordance with requirements stipulated by the Florida Department of Environmental Protection (the "FDEP"), and in April 1997 received a formal "no further action status" notification for the site from the FDEP. Accordingly, the Company has not accrued any additional costs with respect to this site. It is possible, however, that the FDEP could reopen the investigation in the future and require the Company to take further actions at the site. The Company cannot estimate a range of costs, if any, that it could incur in the future since such costs would be dependent upon the scope of additional actions, if any, that may be required by the State of Florida.

     During the year ended March 28, 1997, the Company was a Potentially Responsible Party ("PRP") for undertaking response actions at a facility for the treatment, storage, and disposal of hazardous substances operated by Seaboard Chemical Corporation from 1975 to 1989 at Jamestown, North Carolina. However, the Company, as a small generator "De Minimis" party, executed a buy-out agreement with respect to the remediation activities at a cost of approximately $8,200 during the year ended March 28, 1997. The Company believes, based on information presently available to the Company, that it has no further obligations with respect to the site. However, if additional waste is attributed to the Company, it is possible that the Company could be liable for additional costs. The Company cannot estimate a range of costs, if any, that it could incur in the future since such costs would be dependent upon the amount of additional waste, if any, that could be attributed to the Company.

     The Company has also been notified that it is a PRP with respect to response actions at the Galaxy/Spectron Superfund Site in Elkton, Maryland. The Company, however, is also a De Minimis party with respect to this site, and its proportionate share of costs to undertake response actions, the Company believes, will likely be insignificant. The Company has received notification that the De Minimis parties will be able to buy out and obtain a release from any further clean-up liability at the site at a cost presently estimated at $3.70 per gallon of contributed waste, which would amount to $2,849 with respect to the Company's contribution. The Company has not incurred any costs with respect to this site and believes that its ultimate costs will not be material.

Government Regulation

     The Company's operations are subject to certain Federal, state and local regulatory requirements relating to environmental, health and safety matters. Management believes that the Company's business is operated in compliance with applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies which pertain to health and safety in the work place and the use, discharge and storage of chemicals employed in its operations, respectively. Current costs of compliance with such regulations are not material to the Company. However, the adoption of new or modified requirements not presently anticipated could create additional expense for the Company.

     The Federal Communications Commission ("FCC") regulates under Part 15 of its rules the operation and marketing of devices which emit radio-frequency energy, whether intentionally or unintentionally, and which do not require an individual license. The marketing of such devices is also regulated under Part 2 of the FCC's rules. The FCC regulates the direct connection of terminal equipment to the public switched telephone network and the marketing of such equipment under Part 68 of its rules. Parts 15 and 68 establish technical standards and procedural and labeling requirements for equipment subject to these rules. Certain modifications to equipment subject to these rules must also comply with these technical standards and procedural and labeling requirements. Manufacturers of products subject to Part 68 also must implement a continuing compliance program under which products currently in production must be tested every six months to ensure continued compliance with the applicable technical standards. Certain types of devices sold as components or subassemblies are exempt from the technical standards and procedural and labeling requirements of Parts 15 and 68. If such components or subassemblies are incorporated into and marketed as part of systems or sets subject to Part 15 or Part 68, however, such systems or sets must comply with the applicable rules. The Company believes that it is in compliance with Parts 15 and 68 of the FCC's rules and regulations at March 28, 1997.

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

     On September 20, 1996, the FCC released its order adopting regulations to implement the section of the Telecommunications Act which mandated fair compensation for all payphone providers. Among other matters, the order addressed compensation for non-coin calls; local coin calling rates; removal of subsidies and discrimination favoring payphones operated by local exchange carriers ("LECs") and authorized RBOCs and other providers to select service providers.

     The order prescribed interim dial-around compensation for independent payphone providers for both access code and subscriber 800 dial-around calls on a flat-rate basis of $45.85 per phone per month, as compared to the previous compensation of $6.00 per month. This new interim rate will expire on September 1, 1997, and replaces all other dial around compensation prescribed at the state or federal level. This compensation will be paid by the major inter-exchange carriers based on their share of toll revenues in the long distance market. Payphones owned by the RBOCs and other LECs will be eligible for interim compensation when they have removed their payphones from their regulated accounts, which was to be completed by April 15, 1997. By October 1, 1997, the inter-exchange carriers ("IXCs") are required to have per-call tracking instituted. At that point, all payphones will switch to a per-call compensation rate set at $.35 per call. Under this system, compensation will be paid on every completed 800-subscriber and access code call. The carrier which is the primary beneficiary of the call will pay the per-call compensation. After one year of deregulation of coin rates (October 1, 1998), the compensation rate would be adjusted to equal the local coin rate charge in a particular payphone.

     The order required LEC payphones to be removed from regulation, separating payphone costs from regulated accounts by April 15, 1997. This requirement is intended to eliminate all subsidies that favor LEC payphones. LECs were also required to reduce interstate access charges to reflect separation of payphones from regulated accounts. In order to eliminate discrimination, LECs are also required to offer coin line services to independent providers if LECs continue to connect their payphones to central office driven coin line services. The FCC did not mandate unbundling of specific coin line related services, but did make provisions to allow states to impose further payphone services requirements that are consistent with the order.

     The order authorizes RBOCs to select the operator service provider serving their payphones and for independent payphone providers to select the operator service provider serving theirs. This provision preempts state regulations that require independent providers to route intralata calls to the LECs. The FCC, however, did not establish conditions that require operator service providers to pay independent payphone providers the same commission levels as the RBOCs demand.

     Although dramatic regulatory changes, particularly those created by recent legislative actions have occurred and may continue to occur, the Company believes that the telecommunications industry will continue to be regulated in some form by Federal and/or state authorities. There can be no assurance that changes in regulations affecting the telecommunications industry would not have an adverse impact on the operations of the Company's customers and, therefore, on the operations of the Company.

Item 2. PROPERTIES

     The Company's administration, sales, marketing and engineering activities are located at its headquarters in approximately 11,800 square feet of leased office space. The lease expires on December 31, 1997.

     In November 1996, the Company executed a lease agreement with respect to a 39,200 square foot facility located in Georgia that commenced on April 1, 1997. The Company intends to close its present corporate office facility and to consolidate its product assembly operations and corporate activities into the new facility. The lease has an initial term of five years and is renewable for an additional five-year term.

     The Company performs payphone assembly operations and repair, refurbishment and conversion service operations in a 53,400 square-foot leased facility located in Orange, Virginia. The Orange, Virginia facility is leased pursuant to the terms of an operating lease agreement dated August 1, 1986. The lease had an initial term of five years and was renewed for an additional five-year term on August 1, 1991. During fiscal 1997, the Company and the lessor entered into a lease extension agreement that extended the term of the lease to July 31, 1997 and provided the Company with the right to renew the lease for five additional terms of one year each.

     During the third quarter of fiscal 1997, the Company closed a one hundred thousand square-foot facility located in Paducah, Kentucky and consolidated service operations into its Orange, Virginia facility.

     The Company believes its facilities are adequate for its business.

Item 3. LEGAL PROCEEDINGS

     None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal 1997.

                              --------------------

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was listed on the Nasdaq Small Cap Market tier of The Nasdaq Market under the symbol "TSGI" from May 10, 1996 to October 7, 1996. On October 7, 1996, the Company's Common Stock was listed on the Nasdaq National Market tier of The Nasdaq Market under the symbol "TSGI". Prior to May 10, 1996, there was no public trading market for the Company's Common Stock.

     The high and low sales prices of the Company's Common Stock for the quarterly periods during the period May 10, 1996 to March 28, 1997 were as follows:

                                                                 High      Low
                                                                ------    -----
       Fiscal 1997
         First Quarter (May 10, 1996 through June 28, 1996)     12 3/4    9 3/8
         Second Quarter (ended September 27, 1996)              11 1/2    8 1/4
         Third Quarter (ended December 27, 1996)                11        6 7/8
         Fourth Quarter (ended March 28, 1997)                   7 7/8    4 1/4

     At March 28, 1997, the Company had 15 common stockholders of record. However, the Company believes that there were over 400 beneficial owners of its Common Stock at March 28, 1997.

     The Company has never paid any cash dividends on its Common Stock and does not currently intend to pay cash dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the continued growth of its business. Under the terms of a Loan and Security Agreement between the Company and its bank, the Company is prohibited from paying cash dividends or other distributions on capital stock, except stock distributions.

                              --------------------

Item 6.  SELECTED FINANCIAL DATA

                                                     Predecessor                                         Company
                                       --------------------------------------------    --------------------------------------------
                                                                       Seven Months     Five Months
                                        Year Ended      Year Ended         Ended          Ended         Year Ended      Year Ended
                                          April 2,        April 1,      October 30,      March 31,       March 29,       March 28,
                                           1993            1994            1994            1995            1996            1997
                                       ------------    ------------    ------------    ------------    ------------    ------------
Results of Operations
Net sales                              $ 30,535,968    $ 31,048,706    $ 11,108,653    $  9,161,359    $ 33,201,686    $ 33,471,918
Cost of goods sold                       24,083,319      25,761,831       9,176,134       8,226,245      26,082,055      26,638,622
General and administrative                3,333,996       3,476,932       1,742,324         850,069       2,204,915       2,391,164
 expenses
Marketing and selling expenses            1,865,134       1,748,814         366,464         371,757       1,290,349         881,324
Engineering, research and
  development expenses                    2,241,552       2,009,524         457,553         480,495       1,197,183       1,776,611
Restructuring charges (credits)                --         2,570,652        (534,092)           --              --            62,500
Litigation settlement                          --              --          (261,022)           --              --          (105,146)
Interest expense                            809,589         911,821         599,276         356,624         941,261         399,469
Other (income) expense                      200,875          54,557         (14,618)        (58,250)        (17,763)       (116,664)
Income (loss) before taxes               (1,998,497)     (5,485,425)       (423,366)     (1,065,581)      1,503,686       1,544,038
Income tax provision                           --              --              --              --          (326,315)       (533,379)
Net income (loss)                      $ (1,998,497)   $ (5,485,425)   $   (423,366)   $ (1,065,581)   $  1,177,371    $  1,010,659
Income (loss) per common and
  common equivalent share (1)(2)
     Primary                                                                           $      (0.30)   $       0.30    $       0.22
     Assuming full dilution                                                            $      (0.30)   $       0.30    $       0.22
Weighted average number of
  common and common equivalent
  shares outstanding
     Primary                                                                              3,541,778       3,870,889       4,780,263
     Assuming full dilution                                                               3,541,778       3,870,889       4,780,263
Financial Position
Current assets                         $ 14,213,270    $  9,742,477    $  7,579,857    $  8,551,369    $ 12,741,489    $ 14,865,472
Total assets                             18,868,906      13,421,291      10,397,376      15,669,648      19,633,764      19,772,382
Borrowings under revolving
  credit agreement                        6,727,726       5,352,040       1,660,965         970,197            --         3,810,961
Current maturities under
  long-term debt and capital
  lease obligations (3)                     827,198       1,283,792         877,557         813,917         118,444            --
Current liabilities                      12,942,935      13,006,714       8,190,910       6,856,802       8,347,509       6,644,652
Working capital (deficit)                 1,270,335      (3,264,237)       (611,053)      1,694,567       4,393,980       8,220,820
Long-term debt and capital
  lease obligations (4)                   2,068,287         957,104       3,627,596       3,532,867       3,414,586            --
Long-term borrowings under
  revolving credit agreement (5)               --              --              --              --         1,093,735            --
Notes payable to stockholders (3)(4)           --              --           400,000       2,800,000       2,800,000            --
Other liabilities                              --           862,517            --           375,000         378,198            --
Total liabilities                        15,011,222      14,826,335      12,218,506      13,564,669      16,034,028       6,644,652
Retained earnings (deficit)             (18,964,484)    (24,449,909)    (24,873,275)     (1,065,581)        111,790       1,122,449
Stockholders' equity (deficit)         $  3,857,684    $ (1,405,044)   $ (1,821,130)   $  2,104,979    $  3,599,736    $ 13,127,730


(1) Assuming the Acquisition had occurred on April 2, 1994, the Company's and the Predecessor's net loss for the year ended March 31, 1995 would have approximated $1,599,000 and the net loss per common and common equivalent share outstanding (primary and assuming full dilution) would have been ($.45).

(2) Income (loss) per common and common equivalent share and the weighted average number of common and common equivalent shares outstanding are not presented for periods prior to the five months ended March 31, 1995 since such data is not meaningful for periods prior to the Acquisition on October 31, 1994.

(3) Subordinated notes payable to stockholders of $400,000 were retired in connection with the Acquisition. These notes were classified as current maturities under long-term debt and capital lease obligations at April 1, 1994.

(4) Indebtedness under a bank term note in the amount of $2,200,000, a bank term note in the amount of $309,524 and notes payable to stockholders of $2,800,000 were repaid from the proceeds from the Company's initial public offering of securities in May 1996.

(5) Indebtedness under the revolving credit agreement was repaid from the proceeds from the Company's initial public offering of securities in May 1996. Accordingly, such indebtedness is classified as a long-term obligation at March 29, 1996.

     The selected financial data and related footnotes set forth above should be read in connection with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 -- "Financial Statements and Supplementary Data."

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Fiscal 1997 and fiscal 1996 operating performance reflects the successful outcome of initiatives and plans set in motion during the later part of fiscal 1994 and throughout fiscal 1995 to turn around the business, to return to profitability, and to improve the Company's financial condition and liquidity. These initiatives included a change in senior management, a restructuring of the organization, and raising additional capital and financing. The restructuring was also directed at reducing operating costs and expenses and increasing sales and gross profit margins. In addition, the Company refocused its engineering and product development activities to resolve certain technical product problems experienced prior to the restructuring and to develop new smart payphone products that would position the Company to capture a significant share of the market for the technological upgrade of the installed base of payphones owned by the RBOCs.

     This discussion contains certain forward looking statements concerning the Company's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified herein.

Background - The Acquisition

     On October 31, 1994, TSG Acquisition Corp., a wholly-owned subsidiary of Wexford Partners Fund, L.P. ("Wexford"), acquired all of the outstanding capital stock of the Company pursuant to an Agreement and Plan of Merger dated October 11, 1994 between Wexford, TSG Acquisition Corp., the Company and the majority holders of the Company's capital stock (the "Acquisition"). The consideration paid by TSG Acquisition Corp. aggregated $3,500,000 including contingent consideration of $329,709, consisting of cash of $230,117 and a subordinated note of the Company in the principal amount of $99,592, placed in escrow and distributed to former stockholders in September 1995. The aggregate consideration consisted of $3,004,000 to acquire the outstanding capital stock of the Company and $496,000 to retire a $400,000 subordinated master promissory note payable to former stockholders and related accrued interest and preference fees of $96,000. Aggregate cash payments to former stockholders, including the contingent consideration and the retirement of the subordinated master promissory note, accrued interest and preference fees of $496,000, amounted to $3,222,090. Consideration of $277,910 was withheld from amounts paid to former stockholders to pay certain liabilities of the Company.

     The Acquisition was accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price of $3,170,291, exclusive of contingent consideration, was pushed down and allocated to the net assets acquired based upon their fair values. The excess of the purchase price over the estimated fair value of the net assets acquired of $3,853,877 was recorded as goodwill. Upon distribution of the escrow consideration in September 1995, the aggregate purchase price was increased to $3,500,000, which increased the excess purchase price over the estimated fair value of net assets acquired and recorded as goodwill by $329,709. Prior to the Acquisition, the Company is sometimes referred to as the "Predecessor."

     In conjunction with the Acquisition, TSG Acquisition Corp. was merged into the Company. The outstanding shares of the Company's capital stock were cancelled and the outstanding shares of capital stock of TSG Acquisition Corp. were exchanged for one share of the Company's common stock, $.05 par value (the "merger share"). In addition, on October 31, 1994, the Company amended its Certificate of Incorporation to reflect authorized capital consisting of 10 million shares of common stock, $.01 par value (the `Common Stock), and 100,000 shares of preferred stock, $100 par value. Further, the Company entered into an investment agreement with Wexford, Acor S.A. ("Acor") and Firlane Business Corp. ("Firlane"), referred to herein collectively as the "investors." Pursuant to that investment agreement, the Company issued 3.5 million shares of Common Stock in exchange for the merger share. Also, the Company borrowed $2.8 million from Wexford and

Acor and issued 10% interest bearing subordinated promissory notes in respect thereof due November 1, 1999 (the "Affiliate Notes") to such persons.

     The accompanying analysis compares the combined results of operations of the Company and the Predecessor for the fiscal year ended March 31, 1995 and the Predecessor for the fiscal year ended April 1, 1994, the results of operations of the Company for the fiscal year ended March 29, 1996 and the combined results of operations of the Predecessor and the Company for the fiscal year ended March 31, 1995 and the results of the Company for the fiscal years ended March 28, 1997 and March 29, 1996.

     Because of the Acquisition, certain financial information described below is not comparable in all respects. In addition, comparability is affected because of the following purchase accounting adjustments made by the Company on October 31, 1994: (i) a net decrease in inventories of $44,734 consisting of a reduction of $491,397 attributable to a change in the method used to estimate the amount of manufacturing overhead included in inventories to a method based on labor factors, not on a combination of labor and material factors, offset by an increase in the basis of inventories of $446,664 to reflect their estimated net realizable value; (ii) an increase in the basis of property and equipment of $382,733 to reflect their estimated fair value; (iii) an increase in debt obligations of $106,275 to reflect present values of amounts to be paid determined at current interest rates; (iv) a net increase in accrued liabilities of $124,859 to reflect the acquisition expenses of TSG Acquisition Corp. to be paid by the Company, offset by a reduction of accrued interest and preference fees of $96,000 retired in connection with the Acquisition; (v) a reduction in accrued restructuring charges of $202,910 retired in connection with the Acquisition; (vi) a reduction of notes payable to stockholders of $400,000 retired in connection with the Acquisition; (vii) a net increase in other assets of $429,728 consisting of an increase in identifiable intangible assets
(consisting of product software, patents, customer contracts, and unpatented technology) of $584,095 to reflect their estimated fair values, offset by a reduction in goodwill and deferred debt issuance expenses of $154,367 recorded by the Predecessor; and (viii) an increase in goodwill related to the Acquisition of $3,853,877. The principal impacts of the purchase accounting adjustments on the Company's results of operations for the five months ended March 31, 1995 consisted of a slight increase in depreciation due to the increase in the basis of property and equipment and their estimated useful lives, an increase in amortization expense of approximately $100,000 due to the net increase in the basis of intangible assets, including goodwill, and their estimated useful lives, and an increase in cost of goods sold of approximately $235,000 due to the revaluation of inventories. The change in the method used to estimate the amount of manufacturing overhead included in inventories did not have a significant effect on the Company's results of operations for the five months ended March 31, 1995.

     During the fiscal years ended March 29, 1996 and March 28, 1997, the Company has reduced goodwill by approximately $653,000 in the aggregate with respect to the realization of acquired deferred tax assets.

                              --------------------

Results of Operations

Year Ended March 28, 1997 Compared to the Year Ended March 29, 1996

     The following table shows certain line items in the Company's consolidated statements of operations for the years ended March 28, 1997 and March 29, 1996 that are discussed below together with the change expressed as a percentage.

                                    Year Ended       Year Ended     Percentage
                                     March 28,        March 29,      Increase
                                       1997             1996         (Decrease)
                                   ------------     ------------    -----------
Sales                              $ 33,471,918     $ 33,201,686           1%
Cost of goods sold                   26,638,622       26,082,055           2%
General and
   administrative expenses            2,391,164        2,204,915           8%
Marketing and selling expenses          881,324        1,290,349         -32%
Engineering, research and
  development expenses                1,776,611        1,197,183          48%
Restructuring charges                    62,500             --           --
Litigation settlement                  (105,146)            --           --
Interest expense                        399,469          941,261         -58%
Other income                            116,664           17,763         557%
Income tax expense                      553,379          326,315          70%

     Overview. The Company's operations for the year ended March 28, 1997 reflect a slow down in sales during the last six months of the year which the Company attributes to several factors as explained below, an increase in engineering, research and development spending of $579,428 directed at the development of a new wireline smart payphone product for the RBOC, independent and international markets, a gain on the settlement of litigation of $105,146, restructuring charges of $62,500, lower interest expense as a result of debt repayments from proceeds of an initial public offering and higher income taxes due to limitations on utilization of net operating loss carryforwards.

     Sales. The increase in sales during fiscal 1997 as compared to fiscal 1996 is primarily related to volume fluctuations. Sales of smart payphone products and components decreased by approximately $.6 million (3%) to $21.2 million in fiscal 1997 as compared to $21.8 million in fiscal 1996, and accounted for approximately 63% of sales during fiscal 1997 as compared to 66% of sales during fiscal 1996. Sales related to refurbishment, repair and conversion services and related products during fiscal 1997 increased by approximately $1.2 million (11%) to $11.8 million as compared to $10.6 million in fiscal 1996, and accounted for 35% of sales as compared to 32% in fiscal 1996. Export sales consisting primarily of wireless products during fiscal 1997 approximated $461,000 as compared to approximately $856,000 during fiscal 1996.

     The Company believes that the reduction in smart product sales volume was attributable to several key factors, including the uncertainties created by merger activities among the Company's RBOC customers, the efforts of the RBOCs to comply with the requirements of the Telecommunications Act of 1996 during the last six months of the Company's fiscal year, and related budget implications. Notwithstanding, sales from refurbishment, repair and conversion services and related products increased as a result of additional volume from one of the Company's customers that has not begun a smart product upgrade conversion program. Export sales activities during fiscal 1997 did not generate volume comparable to fiscal 1996, a trend the Company expects to reverse during the coming year.

     The Company believes, but cannot assure, that the decline in smart product sales volume during the last six months of fiscal 1997, which is believed to be attributable to efforts of the RBOCs to comply with the

Telecommunications Act of 1996, represents a short term trend, and that its sales will be favorably affected by the implications of the new law during fiscal 1998 and beyond.

     During fiscal 1997, the Company entered into a non-exclusive sales agreement, effective July 1, 1996, to provide its Gemini smart payphones and processors, CoinNet payphone management system and other payphone components to NYNEX for a period of five years. Sales of smart payphone products during the year ended March 28, 1997 were primarily attributable to shipments under a former sales agreement between the Company and NYNEX executed in December 1995. This sales agreement expired during the third quarter of fiscal 1997, and although the Company entered into the new contract, no significant orders were received until February 1997, which the Company believes was due to the factors enumerated above. During the year ended March 29, 1996, a significant portion of the Company's sales were attributable to shipments under the former NYNEX agreement as well as a sales agreement between the Company and Southwestern Bell Telephone Company ("SWB") executed in December 1994. SWB had purchased approximately 65% of the committed volume under the agreement as of March 29, 1996. However, sales to SWB under the 1994 contract were not significant during the Company's 1997 fiscal year, a condition the Company believes is attributable to a change in deployment strategies of SWB. In June 1997, the Company entered into an agreement with SWB that supersedes and terminates the December 1994 agreement. Under the new agreement, the Company agreed to reduce SWB's remaining purchase commitment to approximately $3 million from approximately $8 million under the former agreement and, among other things, upgrade SWB's payphone management system. In return, SWB made a $250,000 cash payment to the Company, terminated the Company's obligation to pay royalties on sales of GemStar processors to other customers and terminated the Company's obligation to repay $375,000 received from the sale of product software under the December 1994 agreement. SWB also agreed to make additional cash payments of $250,000 on July 2, 1997, $100,000 on September 1, 1997, $150,000 on December 31, 1997 and
$250,000 on March 31, 1998 to the Company subject to the Company's compliance with the terms and conditions of the agreement, including conditions with respect to performance, service and repair. See Item 1 -- "Business -- Sales and Markets" for a discussion of the Company's dependence on significant customers and contractual relationships. Also, see "Liquidity and Capital Resources -- Operating Trends and Uncertainties," below.

     Cost of Goods Sold. The increase in cost of products sold is primarily attributable to the increase in sales, the increase in the percentage of sales related to refurbishment, repair and conversion services and related products and certain sales price reductions. Incremental costs of approximately $350,000 incurred in connection with the closure of one of the Company's manufacturing facilities and the consolidation of service operations were offset substantially by gains of approximately $273,000 from changes in estimates of contingent liability obligations recorded in connection with the Acquisition. Production costs as a percentage of sales increased to approximately 80% during the year ended March 28, 1997 as compared to 79% during the year ended March 29, 1996 due to these factors.

     General and Administrative Expenses. The increase in general and administrative expenses is primarily related to incremental costs and expenses incurred as a public reporting entity after the consummation of the Company's initial public offering in May 1996.

     Marketing and Selling Expenses. The decrease in marketing and selling is primarily attributable to the expiration of a smart product royalty agreement on June 30, 1996 and the related decrease in royalty expense.

     Engineering, Research and Development Expenses. Engineering, research and development expenses increased primarily due to an expansion of engineering resources and product development activities. The Company began to expand its engineering resources during the first quarter of fiscal 1997 in order to facilitate smart product development activities and the implementation of lower-cost manufacturing methodologies. During the year ended March 28, 1997, the Company capitalized approximately $422,000 of software development costs in connection with the development of its new smart payphone processor.

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

     Interest Expense. The decrease in interest expense is primarily due to the repayment of outstanding bank and stockholder debt obligations during May 1996 from proceeds of the Company's initial public offering. See "Liquidity and Capital Resources -- Cash Flows From Financing Activities," below.

     Restructuring Charges. During August 1996, the Company initiated a facilities consolidation plan intended to augment its on-going productivity and quality improvement programs. The consolidation plan provided for the closure of the Company's Kentucky manufacturing facility, the closure of the Company's Georgia corporate office facility, the consolidation of repair, refurbishment and conversion service operations into the Company's Virginia facility and the consolidation of corporate activities and product assembly operations into a new Georgia facility. In connection with this plan, the Company recorded restructuring charges of $62,500 during the year ended March 28, 1997. These restructuring charges consisted of severance obligations and estimated losses related to the abandonment of assets in connection with the closure of facilities.

     Other Income. The Company assigned the capital lease obligation related to its former Kentucky facility to an unaffiliated third party, and recorded the retirement of the outstanding capital lease obligation and the disposition of the property during the fiscal year ended March 28, 1997. In connection with this transaction, the Company realized a gain of $44,169 representing the difference between the outstanding lease obligation ($933,510) plus the proceeds received ($50,000) and the net book value of the property ($939,341). The increase in other income during the year ended March 28, 1997 as compared to the year ended March 29, 1996 is primarily attributable to the gain from the disposition of the facility and an increase in income related to the sublease of a portion of property leased by the Company.

     Income Tax Expense. The increase in income tax expense is primarily due to a reduction in tax benefits from utilization of net operating loss carryforwards. Benefits of net operating loss carryforwards used to offset current tax expense amounted to $71,995 during fiscal 1997 as compared to $334,985 during fiscal 1996. Deferred tax benefits of $492,110 were recognized during the year ended March 28, 1997 as compared to $50,544 during the year ended March 29, 1996. However, deferred tax benefits related to acquired deferred tax assets aggregating $442,070 were applied to goodwill during fiscal 1997 as compared to $211,193 during fiscal 1996.

                              --------------------

Year Ended March 29, 1996 Compared to the Year Ended March 31, 1995

     The following table shows certain line items in the Company's consolidated statement of operations for the year ended March 29, 1996 and in the Company's and Predecessor's consolidated statement of operations for the year ended March 31, 1995 that are discussed below and that changed significantly between the two periods indicated together with the change expressed as a percentage.

                                           Year Ended     Year Ended  Percentage
                                            March 29,     March 31,    Increase
                                              1996           1995     (Decrease)
                                          ------------  ------------  ----------

   Sales                                  $ 33,201,686  $ 20,270,012       64%
   Cost of goods sold                       26,082,055    17,402,379       50%
   General and administrative expenses       2,204,915     2,592,393      -15%
   Marketing and selling expenses            1,290,349       738,221       75%
   Engineering, research and development
     expenses                                1,197,183       938,048       28%
   Restructuring credits                          --         534,092     -100%
   Litigation settlement                          --         261,022     -100%
   Income tax expense                          326,315          --        --

     Overview. The Company's results for the year ended March 29, 1996 reflect a significant increase in sales volume, an increase in operating expenses and an income tax provision of $326,315 on pre-tax profits of $1.5 million as compared to the previous year during which the Company reported a loss of $1.5 million. The results of the Predecessor during the seven months ended October 30, 1994 includes a gain from the recognition of a litigation settlement of $261,022, restructuring credits of $534,092 and acquisition expenses of $166,000. The results of operations of the Company for the five months ended March 31, 1995 include the effects of the Acquisition consisting primarily of amortization of intangible assets of approximately $100,000 and an increase in cost of goods sold of approximately $226,000. The results of the Company during fiscal 1996 include the effects of the Acquisition consisting primarily of amortization of intangible assets, including goodwill, of $253,000 and an increase in cost of goods sold of approximately $221,000.

     Sales. Sales of smart payphone products and components during fiscal 1996 approximated $21.8 million as compared to approximately $6.6 million during fiscal 1995. Sales attributable to refurbishment and conversion services and related payphone components approximated $10.6 million during fiscal 1996 as compared to approximately $12.3 million during fiscal 1995. Sales of wireless payphone products and components consisting primarily of export sales approximated $856,000 during fiscal 1996 as compared to approximately $1.4 million during fiscal 1995. The $15.2 million increase in sales of smart payphone products and components during fiscal 1996 as compared to fiscal 1995 was primarily attributable to an increase in sales volume of GemStar products, Gemini products and electronic locks under sales agreements entered into in December 1994 and December 1995. Sales increases attributable to GemStar, Gemini and electronic lock products were offset by a reduction in sales volume of Inmate products, which the Company believes is primarily attributable to the saturation of the inmate institution market. The 14% decline in sales from repair, refurbishment and conversion services and related payphone components during fiscal 1996 as compared to fiscal 1995 was primarily due to a reduction in volume that the Company believes was attributable to implementation of smart product conversion programs by certain customers, as well as competition. The decline in the Company's wireless product sales during fiscal 1996 as compared to fiscal 1995 was primarily due to a decrease in export volume to Mexico, which the Company believes was attributable to the devaluation of the Mexican peso during fiscal 1995.

     Cost of Products Sold. The increase in cost of products sold is primarily attributable to the 64% increase in sales during fiscal 1996 as compared to fiscal 1995.  Production  costs as a percentage of sales
declined to 79% during fiscal 1996 as compared to 86% during fiscal 1995 as a result of the increase in volume. In addition, during the five months ended March 31, 1995, the Company accrued damages of $200,000 attributable to a product recall initiated in April 1995 (see "Operating Trends and Uncertainties," below). Purchase adjustments from the revaluation of inventories in connection with the Acquisition had the impact of increasing cost of goods sold by $226,000 and $221,000 during the five months ended March 31, 1995 and year ended March 29, 1996, respectively.

     General and Administrative Expenses. The decline in general and administrative expenses is primarily related to cost reductions associated with a restructuring initiated during the latter part of fiscal 1994 and expenses of $166,000 incurred by the Predecessor during the seven months ended October 30, 1994 in connection with the Acquisition. Amortization of goodwill and other intangible assets recorded in connection with the Acquisition approximated $253,000 during fiscal 1996 as compared to approximately $100,000 during the five months ended March 31, 1995.

     Marketing and Selling Expenses. The increase in marketing and selling expenses is primarily due to royalties on sales of GemStar and Gemini products incurred under an asset purchase agreement dated January 11, 1991, and an elimination of royalties during the first six months of fiscal 1995 pursuant to a November 9, 1994 amendment to the royalty provisions of that agreement.

     Engineering, Research and Development Expenses. Engineering, research and development expenses increased primarily due to an expansion of engineering resources and product development activities, which had been reduced during fiscal 1995 as a result of the restructuring initiated during the later part of fiscal 1994.

     Restructuring Credits. During the five months ended March 31, 1995, the Company settled severance obligations under employment contracts terminated in fiscal 1994 and negotiated the termination of certain non-cancelable lease obligations with respect to facilities closed in connection with the restructuring initiated at the end of fiscal 1994. The severance and lease obligations were settled on terms more favorable than estimated during the year ended April 1, 1994, which resulted in the recognition of restructuring credits of $248,684 and $274,659, respectively, during the seven months ended October 30, 1994. Restructuring credits recognized during the seven months ended October 30, 1994 aggregated $534,092.

     Litigation Settlement. During the seven months ended October 30, 1994, the Company settled litigation against a supplier to recover costs and damages attributable to defective components supplied to the Company, and realized a gain of approximately $261,000, net of legal fees of $56,000.

     Income Tax Expense. During the year ended March 29, 1996, the Company generated a taxable profit as compared to a net loss during the year ended March 31, 1995. Benefits of net operating loss carryforwards used to offset current tax expense during fiscal 1996 aggregated $334,985. Deferred tax benefits recognized during fiscal 1996 of $50,544 were offset by benefits of acquired deferred tax assets aggregating $211,193 that were used to reduce goodwill. There was no tax provision during fiscal 1995 as a result of the reported net loss.

                              --------------------

Year Ended March 31, 1995 Compared to the Year Ended April 1, 1994

     The following table shows certain line items in the Company's and the Predecessor's consolidated statement of operations for the year ended March 31, 1995 and in the Predecessor's consolidated statement of operations for the year ended April 1, 1994 that are discussed below and that changed significantly between the two periods indicated together with the change expressed as a percentage.

                                           Year Ended    Year Ended   Percentage
                                            March 31,     April 1,     Increase
                                              1995          1994      (Decrease)
                                          ------------  ------------  ----------

  Sales                                   $ 20,270,012  $ 31,048,706     -35%
  Cost of goods sold                        17,402,379    25,761,831     -32%
  General and administrative expenses        2,592,393     3,476,932     -25%
  Marketing and selling expenses               738,221     1,748,814     -58%
  Engineering, research and development
    expenses                                   938,048     2,009,524     -53%
  Restructuring charges (credits)            (534,092)     2,570,652     121%
  Litigation settlement                        261,022          --        --

     Overview. The results of the Company and Predecessor for the year ended March 31, 1995 reflect a significant decrease in sales and a significant decrease in operating expenses from restructuring activities at the end of fiscal 1994. The results of the Predecessor for the year ended April 1, 1994 reflect restructuring charges of $2,570,652. The results of the Predecessor during the seven months ended October 30, 1994 include the recognition of restructuring credits and the gain from recognition of a litigation settlement of $534,092 and $261,022, respectively, and expenses of approximately $166,000 incurred in connection with the Acquisition. The results of the Company during the five months ended March 31, 1995 included the recognition of product recall damages of $200,000 and the effects of the Acquisition consisting primarily of an increase in cost of goods sold of approximately $235,000 and amortization of intangible assets, including goodwill, of approximately $100,000.

     Sales. Sales of smart payphone products and components during fiscal 1995 approximated $6.6 million as compared to $9.0 million during fiscal 1994. Sales from refurbishment and conversion services and related payphone components approximated $12.3 million during fiscal 1995 versus $21.2 million during fiscal 1994. Sales of wireless payphone products and components consisting primarily of export sales approximated $1.4 million in fiscal 1995 versus $833,000 in fiscal 1994. The 27% decline in sales of smart payphone products and components and the 42% decline in sales from refurbishment and conversion services and related payphone components resulted primarily from a decrease in the volume of business due to the termination of a sales agreement for a first generation smart product and the non-renewal of a refurbishment sales agreement between the Company and one of the RBOCs during the latter part of fiscal 1994. The volume reductions in fiscal 1995 resulting from the termination and non-renewal of these agreements were offset somewhat by sales under the terms of a sales agreement between the Company and SWB executed in December 1994. Sales under this agreement during the five months ended March 31, 1995 approximated $2.6 million. The increase in the Company's wireless product sales in fiscal 1995 as compared to fiscal 1994 is attributable to an increase in export volume. However, during the third quarter of fiscal 1995, the devaluation of the Mexican peso had an adverse impact on export sales to one of the Company's primary foreign customers.

     Cost of Products Sold. The decrease in cost of products sold is primarily attributable to a 35% decrease in sales, which was offset by a net increase in production costs during fiscal 1995. Higher production costs as a percentage of sales, damages of $200,000 attributable to a product recall initiated in April 1995 (see "Operating Trends and Uncertainties," below) and the effects of the Acquisition consisting primarily of an increase in cost of goods sold of approximately $235,000 for the five months ended March 31, 1995 offset decreases in provisions for obsolete and excess inventory of approximately $758,000 and warranty expense of approximately $347,000 related to reserves established in fiscal 1994.

     General and Administrative Expenses. In connection with a restructuring initiated at the end of fiscal 1994, the Company closed one of its manufacturing facilities and three satellite office locations and relocated its corporate headquarters from Pennsylvania to Georgia. The decrease in general and administrative expenses is primarily attributable the restructuring. Cost reductions attributable to the fiscal 1994 restructuring were offset somewhat by Acquisition expenses of approximately $166,000 during the seven months ended October 30, 1994 and amortization expense of approximately $100,000 during the five months ended March 31, 1995.

     Marketing and Selling Expenses. The reduction in marketing and selling expenses is attributable to personnel and other operating expense reductions resulting from the fiscal 1994 restructuring and the curtailment of participation at trade shows during fiscal 1995. In addition, royalty expense during fiscal 1995 declined by approximately $188,000 as a result of an amendment to the royalty provisions of an asset purchase agreement dated January 11, 1991 that eliminated royalty obligations for the six months ended September 30, 1994.

     Engineering, Research and Development Expenses. The reduction in engineering, research and development expenses is attributable to personnel and other operating expense reductions resulting from the fiscal 1994 restructuring and the refocus of research and development activities towards development of smart payphone products.

     Litigation Settlement. During the seven months ended October 30, 1994, the Company settled litigation against a supplier to recover costs and damages attributable to defective components supplied to the Company, and realized a gain of approximately $261,000, net of legal fees of $56,000.

Liquidity and Capital Resources

Initial Public Offering

     During May 1996, the Company completed an initial public offering of 1,150,000 Units, each Unit consisting of one share of Common Stock and a redeemable warrant, at a price of $9.00 per Unit for gross proceeds of $10,350,000. In connection with the offering, the Company issued warrants to the underwriter to purchase 100,000 shares of Common Stock (the "Underwriter Warrants") for gross proceeds of $10. Net proceeds received by the Company as of March 28, 1997, after underwriting discounts and expenses of $1,231,897 and other expenses of $824,953, aggregated $8,293,160. At March 29, 1996, the Company had incurred and deferred offering expenses of $338,372. Accordingly, net proceeds from the Company's initial public offering during the year ended March 28, 1997 aggregated $8,631,532.

     The proceeds of the offering, net of underwriting discounts and expenses, were initially used to repay then outstanding indebtedness consisting of subordinated notes payable to stockholders of $2.8 million and bank indebtedness aggregating $6,318,113 (see "Cash Flows From Financing Activities," below). Indebtedness under a loan agreement between the Company and its bank repaid with the net proceeds consisted of a $2.2 million term note due November 30, 1997, $309,524 outstanding under a $650,000 term note due November 30, 1997 and indebtedness under a revolving credit agreement of $3,808,589.

The Loan Agreement

     At March 29, 1996, the Company was able to borrow up to a maximum of $9 million under term and installment notes and a revolving credit agreement under the terms of a Loan and Security Agreement (the "Loan Agreement") between the Company and its bank. Indebtedness under the Loan Agreement at March 29, 1996 included $2,525,000 outstanding under term and installment notes, including a $2.2 million term note due November 30, 1997, and $1,093,735 outstanding under the revolving credit agreement.

     At March 28, 1997, the Company was able to borrow up to a maximum of $9 million under the revolving credit agreement of which $3,810,961 had been drawn down on that date.

     At March 29, 1996 and March 28, 1997, outstanding indebtedness under the Loan Agreement bore interest at a variable rate per annum equal to 1.5% above a base rate quoted by Citibank, N.A. The interest rate was reduced from 2% above a base rate quoted by Citibank, N.A. on March 1, 1996. The base rate at March 28, 1997 and March 29, 1996 was 8.5% and 8.25% per annum, respectively. Amounts borrowed under the Loan Agreement are secured by substantially all assets of the Company, including accounts receivable, inventories and property and equipment. The Loan Agreement expires on November 30, 1997, and is renewable annually for one-year periods unless terminated by the bank upon an occurrence of an event of default or by the Company upon at least 90 days notice.

     The Loan Agreement contains conditions and covenants that prohibit or restrict the Company from engaging in certain transactions without the consent of the bank, including merging or consolidating, payment of subordinated stockholder debt obligations, declaration or payment of dividends, and disposition of assets, among others. Additionally, the Loan Agreement requires the Company to comply with specific financial covenants, including covenants with respect to cash flow, working capital and net worth. Noncompliance with any of these conditions and covenants or the occurrence of an event of default, if not waived or corrected, could accelerate the maturity of the indebtedness outstanding under the Loan Agreement. Although the Company was in compliance with the covenants set forth in the Loan Agreement at March 28, 1997, there is no assurance that the Company will be able to remain in compliance with such covenants in the future.

     The Company used the net proceeds of its initial public offering to repay outstanding indebtedness under the Loan Agreement in order to reduce its interest expense. The Company intends to use the financing available under the Loan Agreement to finance its on-going working capital needs. If an event of default under the existing working capital facility were to occur, however, the Company's ability in this regard could be curtailed. In such event, the Company would seek alternative financing sources, but there is no assurance that alternative financing sources would be available on commercially reasonable terms, or at all. Further, the Loan Agreement expires on November 30, 1997 unless it is renewed in accordance with its terms. The Company is presently discussing renewal options with its bank and is seeking other refinancing sources. Although the Company believes that it will either negotiate an acceptable renewal or refinancing agreement, there is no assurance that its efforts will be successful. The Company's liquidity would be materially and adversely affected if it is unable to renew or refinance is present credit facility.

     The Company borrows funds to finance increases in accounts receivable and inventories and decreases in bank overdrafts, accounts payable and accrued liability obligations to the extent that such requirements exceed cash provided by operations, if any. The Company also uses the financing available under the revolving credit agreement to fund operations, investing activities and payments on long-term debt when necessary. The Company measures its liquidity based upon the amount of funds that the Company is able to borrow under the Loan Agreement, which varies based upon operating performance and the value of current assets and liabilities.

Cash Flows From Financing Activities

     During the seven months prior to the Acquisition ended October 30, 1994, the Company generally maintained its outstanding borrowings under the revolving credit agreement at the maximum amount permitted. Financing available to the Company during this period was not sufficient to fund the working capital, capital expenditure and debt service requirements of the Company, and the Company was unable to meet its accrued liability and supplier obligations as they became due. In April 1994, amounts borrowed under the revolving credit agreement between the Company and its bank exceeded the maximum amount permitted. However, the Company and its bank entered into an amendment that provided for an over-advance of $300,000 that was repaid by May 31, 1994 in accordance with the terms of the amendment.

     During the seven months ended October 30, 1994, the Company was in default of the terms of unsecured promissory notes, with outstanding balances aggregating $425,536 at April 1, 1994, as a result of its failure to make certain royalty payments. However, on November 9, 1994, the Company entered into an amendment agreement which brought the Company into compliance with the terms of the note agreements. The Company executed a non-interest bearing promissory note payable in nineteen equal monthly installments in the principal amount of $206,595 representing unpaid royalties as of October 30, 1994. This note was repaid during the year ended March 28, 1997.

     In June 1994, the Company borrowed $400,000 from its preferred stockholders and issued a master subordinated promissory note payable on demand bearing interest at a rate of 10% per annum. Under the terms of the master subordinated promissory note, a loan preference fee in an escalating amount which, when added to accruing interest, would equal 5% of the outstanding principal for each month the note was outstanding became immediately due and payable upon a change in ownership of the Company. In connection with the Acquisition, the subordinated master promissory note together with accrued interest and preference fees in the amount of $96,000 were retired.

     Concurrently with the issuance of the subordinated master promissory note, the Company and its bank entered into an amendment to the Loan Agreement and a $500,000 installment note obligation with a then outstanding balance of $62,500. The Company borrowed $402,500 and executed an amended installment note in the amount of $465,000 payable in eighteen monthly installments of $25,000 and one final installment of $15,000. This note was repaid during the year ended March 29, 1996.

     Pursuant to the October 31, 1994 Investment Agreement entered into in connection with the Acquisition, the Company borrowed $2.8 million from Wexford and Acor and issued 10% interest bearing subordinated promissory notes due November 1, 1999. The Company issued a 10% interest bearing subordinated note to Wexford in the principal amount of $2,361,082 dated October 31, 1994. The Company issued 10% interest bearing subordinated promissory notes to Acor in the principal amount of $208,216.73 dated October 31, 1994, $99,591.93 dated October 31, 1994, $83,497.82 dated November 10, 1994 and $47,611.52 dated December 23,
1994.

     Concurrently with the Acquisition, the Loan Agreement was amended, and $2.2 million of debt outstanding under the revolving credit agreement was converted into a term note payable on November 30, 1997. However, proceeds of $2,569,298 from the subordinated promissory notes dated October 31, 1994 issued to Wexford and Acor were used to retire debt outstanding under the revolving credit agreement, and after such repayment, the initial principal balance outstanding under the $2.2 million term note on October 31, 1994 amounted to $1,291,667. Between October 31, 1994 and March 31, 1995, the Company borrowed the balance available under the $2.2 million term note of $908,333, and also re-borrowed $970,196 under its revolving credit agreement.

     Net payments of indebtedness under the Company's revolving credit agreement during the seven months ended October 31, 1994 and five months ended March 31, 1995 amounted to $1,491,074 and $1,599,102, respectively. Net proceeds under the revolving credit agreement during the year ended March 29, 1996 amounted to $123,538. Net proceeds under the Company's revolving credit agreement during the year ended March 28, 1997 amounted to $2,717,226. Net proceeds under the revolving credit agreement during the year ended March 28, 1997 reflect the repayment of $3,808,589 of indebtedness from the proceeds of the Company's initial pubic offering.

     During the year ended March 28, 1997, the Company repaid, from the proceeds of the Company's initial public offering, $2.8 million of outstanding indebtedness under the 10% interest bearing subordinated promissory notes issued to Wexford and Acor.

     Principal payments on other long-term debt and capital lease obligations during the seven months ended October 30, 1994, five months ended March 31, 1995 and year ended March 29, 1996 amounted to $459,084, $482,307 and $813,754, respectively. Principal payments on other long-term debt and capital lease obligations during the year ended March 28, 1997 aggregated $2,599,521, including repayment of the $2.2 million term note due November 30, 1997 and repayment of $309,524 outstanding under a $650,000 term note due November 30, 1997 from the proceeds of the Company's initial public offering. Principal payments on other long-term debt and capital lease obligations during the year ended March 28, 1997, excluding the repayments of term note indebtedness from the proceeds of the offering, amounted to $89,997. The decrease in principal payments (exclusive of repayments made from proceeds of the offering) for the year ended March 28, 1997 as compared to the year ended March 29, 1996 is attributable to debt maturing during fiscal 1997, the repayments made from the proceeds of the offering and the assignment of the capital lease obligation related to the Company's Kentucky facility to an unrelated third party in November 1996.

     The Company has also established a cash management program with its bank under which the Company funds drafts as they clear the bank. Accordingly, the Company maintains bank overdrafts representing outstanding drafts and utilizes the cash management account as a source of funding. Bank overdrafts vary according to many factors, including the volume of business, and the timing of purchases and disbursements. During the seven months ended October 30, 1994, five months ended March 31, 1995 and year ended March 29, 1996, the Company's bank overdrafts increased by $323,633, $120,714 and $501,761, respectively. During the year ended March 28, 1997, the Company's bank overdrafts decreased by $759,751.

     In June 1996, the Company issued 40,000 shares of common stock for aggregate proceeds of $160,000 upon the exercise of outstanding common stock purchase warrants issued in May 1995. See "Capital Commitments and Liquidity," below. During the year ended March 28, 1997, the Company issued 5,000 shares of common stock upon the exercise of incentive stock options at an aggregate exercise price of $5,000, and issued 6,760 shares of common stock upon the exercise of rights granted under the Company's 1995 Employee Stock Purchase Plan for an aggregate purchase price of $51,714.

Cash Flows From Operating Activities

     During the seven months ended October 30, 1994, the Company generated $914,820 of cash from operating activities. The Company used $99,688 of cash, net of non-cash charges and credits of $323,678, to fund operating losses during the seven months ended October 30, 1994. Because of recurring losses, the Company's cash resources during the seven months ended October 30, 1994 were not sufficient to fund working capital, capital expenditure and debt service requirements, and the Company was unable to meet all of its accrued liability and supplier obligations as they became due. However, the Company was able to generate cash from reductions in accounts receivable and inventories of $577,671 and $1,387,946, respectively, and prepaid expenses of $66,940 during the seven months ended October 30, 1994. The cash provided from these asset reductions enabled the Company to begin efforts to decrease its past due obligations, and during the seven months ended October 30, 1994, $965,672 of cash was used to reduce accounts payable, accrued liabilities and accrued restructuring charges.

     During the five months ended March 31, 1995, the Company used $1,597,674 of cash to fund operating activities. Cash used to fund operating losses during the five months ended March 31, 1995 amounted to $358,182, net of non-cash charges and credits of $707,399. Also, because of an increase in the volume of business, the Company used $329,469 and $764,211 of cash to fund increases in accounts receivable and inventories, respectively, during the five months ended March 31, 1995. As a result of the investor financing received in connection the Acquisition and an increase in deferred revenue which provided $375,000 in cash (see "Capital Commitments and Liquidity," below), the Company was able to further pay down its past due liability obligations, and used $618,352 of cash to reduce its accounts payable, accrued liabilities and accrued restructuring charges during the five months ended March 31, 1995.

     During the year ended March 29, 1996, the Company generated cash of $194,390 from operating activities. Cash provided by operations, after adjustments related to non-cash charges of $1,583,659, during the year ended March 29, 1996, amounted to $2,761,030. Also, although the Company paid remaining undisputed past due liability obligations, a net increase in the
Company's supplier and accrued liability obligations, income taxes payable, deferred revenue and accrued restructuring charges provided cash of $2,600,034 during fiscal 1996. The Company used $4,634,615 in cash used to fund increases in accounts receivable and inventories of $1,206,385 and $3,428,230, respectively. In addition, the Company expended $474,095 of cash to fund increases in other assets including the acquisition of a patent license and the expenses of the Company's initial public offering during the year ended March 29, 1996. The increases in accounts receivable, inventories and current liability obligations during the year ended March 29, 1996 were primarily related to the increase in the volume of business as compared to fiscal 1995.

     Cash used to fund operating activities during the year ended March 28, 1997 amounted to $4,995,192. During the year ended March 28, 1997, the Company's operations generated $2,613,011 in cash, after adjustments related to non-cash charges and credits of $1,602,352. In addition, a decrease in accounts receivable caused by sales fluctuations provided cash of $631,595 during the year ended March 28, 1997. The Company used $2,484,664 in cash to fund an increase in inventories during the year ended March 28, 1997. This inventory increase was related to the production of electronic locks and GemStar products under contractual agreements (see "Capital Commitments and Liquidity," below), the final production run of Gemini printed circuit board assemblies to meet anticipated sales requirements until the planned release of the Company's new smart payphone processor and a slow-down of orders during the latter part of the year (see "Results of Operations," above). The Company used $418,404 of cash to fund changes in prepaid expenses and other assets consisting primarily of capitalized software development expenses. In addition, cash used for decreases in accounts payable of $3,983,739, income taxes payable of $39,659, deferred revenue of $541,245 and accrued liabilities, including accrued restructuring charges, of $771,399 aggregated $5,336,042 during the year ended March 28, 1997. The decrease in accounts payable is related to the slow-down in sales and the Company's efforts to reduce contracted manufacturing volume and inventory balances during the latter part of fiscal 1997. During fiscal 1997, the Company satisfied its delivery requirements with respect to revenues deferred at March 29, 1996 and deferred revenue decreased accordingly. The decrease in accrued liability obligations is primarily attributable to the expiration of a smart product royalty agreement and the payment of remaining royalty obligations during fiscal 1997 and a decrease in accrued interest due to the repayment of debt obligations.

Capital Commitments and Liquidity

     The Company has not entered into any significant commitments for the purchase of capital assets. However, the Company intends to purchase and install information systems and capital equipment, including printed circuit board assembly equipment and other manufacturing equipment, to advance its prototype manufacturing and product testing capabilities during the next year at a cost of approximately $800,000. The Company believes, based on its current plans and assumptions relating to its operations, that its sources of capital, including capital available under its revolving credit line and cash flow from operations will be adequate to satisfy its anticipated cash needs, including anticipated capital expenditures, for at least the next year. However, in the event that the Company's plans or the basis for its assumptions change or prove to be inaccurate, or cash flow and sources of capital prove to be insufficient to provide for the Company's cash requirements (due to unanticipated expenses, loss of sales revenues, operating difficulties or otherwise), the Company would be required to seek additional financing. In such an event, there can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all.

     Extension of credit to customers and inventory purchases represent the principal working capital requirements of the Company. Significant increases in accounts receivable and inventory balances could have an adverse effect on the Company's liquidity. The level of inventory maintained by the Company is dependent on a number of factors, including delivery requirements of customers, availability and lead-time of components and the ability of the Company to estimate and plan the volume of its business. The Company markets a wide range of services and products and the requirements of its customers vary significantly from period to period. Accordingly, inventory balances may vary significantly.

     In October 1994, the Company entered into a contract manufacturing agreement that provides for the production of its GemStar smart payphone processors. The Company committed to purchase $12.2 million of product over an eighteen-month period beginning in December 1994. In addition, in November 1994, the Company entered into a dealer agreement that committed the Company to purchase approximately $3.5 million of electronic lock devices over a two-year period. The Company initially scheduled purchases under these agreements based on anticipated quantities required to meet its sales commitments. At March 28, 1997, the Company had acquired the majority of committed purchase volume under these purchase agreements. However, as a result of a decline in sales to SWB, the Company's inventories related to these agreements increased by approximately $2 million during the year ended March 28, 1997.

     The revolving credit agreement between the Company and its bank limits the outstanding indebtedness secured by eligible inventory to $3.1 million. Accordingly, the increase in inventory together with a decrease in sales during the last six months of fiscal 1997 has adversely affected the Company's liquidity under the revolving credit agreement. The ability of the Company to improve its liquidity during the next year is dependent on the level of smart payphone product orders and the extent of the related inventory reduction, if any.

     In December 1994, the Company entered into a sales agreement with SWB under which SWB committed to purchase $21.3 million of GemStar smart processors, electronic locks and other components over a three-year period. In connection with this agreement, the Company sold the rights to certain product software for an aggregate purchase price of $500,000. The Company received back an exclusive irrevocable perpetual right to sub-license the software in connection with the sale of related products. In return, the Company agreed to pay royalties on sales of licensed products to other customers. At March 28, 1997, the Company was not obligated and had not paid any royalties under the agreement. The Company was obligated to repay, three years from the date of sale, a portion of the purchase price up to a maximum amount of $375,000, which is reflected as deferred revenue in the Company's consolidated financial statements at March 29, 1996 and March 28, 1997. However, in June 1997, the Company entered into an agreement with SWB that superseded and terminated the December 1994 agreement. Under the new agreement, the Company agreed to reduce SWB's remaining purchase commitment to approximately $3 million from approximately $8 million under the former agreement and, among other things, upgrade SWB's payphone management system. In return, SWB made a $250,000 cash payment to the Company, terminated the Company's obligation to pay royalties on sales of licensed products to other customers and terminated the Company's obligation to repay $375,000 received from the sale of product software under the December 1994 agreement. SWB also agreed to make additional cash payments of $250,000 on July 2, 1997, $100,000 on September 1, 1997, $150,000 on December 31, 1997 and $250,000 on March 31, 1998
to the Company subject to the Company's compliance with the terms and conditions of the agreement, including conditions with respect to performance, service and repair. SWB has the right to cancel the agreement upon default by the Company. Therefore, there is no assurance that the Company will receive the additional payments or that its will ship the products set forth in the agreement. The Company believes that it will be able to market inventory quantities of products manufactured for supply under the former agreement, and presently estimates that the value of these inventories at March 28, 1997 is not impaired in an amount that exceeds amounts received under the new agreement.

     During October 1994, the Company, its bank and a contract manufacturer entered into an escrow agreement as security for the payment of the Company's obligations to the contract manufacturer. In May 1995, the Company issued common stock purchase warrants that provided the contract manufacturer with the right to purchase 40,000 shares of the Common Stock at a price of $4.00 per share for a period of five years in return for extension of credit of $1.5 million and 45-day payment terms to the Company. This agreement had a significant favorable impact on the Company's liquidity. However, if the Company defaults with respect to the payment terms, the Company will be required to utilize the escrow account previously established, which could have a significant adverse effect on the Company's liquidity.

Operating Trends and Uncertainties

     Dependence on Customers and Contractual Relationships. During the past three years, four of the RBOCs have accounted for the majority of the Company's sales. The Company anticipates that it will continue to derive most of its revenues from such customers, and other regional telephone companies, for the foreseeable future. The loss of any one RBOC customer or a significant reduction in sales volume from these customers would have a material adverse effect on the Company's business. The Company's prospects for continued profitability are largely dependent upon the RBOCs upgrading the technological capabilities of their installed base of payphones, and utilizing the Company's products and services for such upgrade conversion programs. Also, the Company's prospects and the ability of the Company to maintain a profitable level of operations are dependent upon its ability to secure contract awards from the RBOCs. In addition, the Company's prospects for growth are dependent upon the market acceptance and success of its smart payphone products, as well as development of smart products containing additional advanced features. If the Company is unable to attract the interest of the RBOCs to deploy the Company's smart payphone products, the Company's sales revenues, business and prospects for growth would be adversely affected. Further, the Company's ability to maintain and/or increase its sales is dependent upon its ability to compete for and maintain satisfactory relationships with the RBOCs, particularly those RBOCs that are presently significant customers of the Company. Prior to a restructuring instituted in 1994, the Company experienced difficulties with a first generation smart payphone product, which difficulties subsequently were remedied. Such difficulties, however, resulted in the termination of a contract for such product with one of the Company's then significant RBOC customers. There can be no assurances that similar difficulties will not occur in the future.

     In June 1997, a December 1994 sales agreement between the Company and SWB was terminated and superseded by a new agreement (see Item 1 -- "Business -- Sales and Markets"). Under the new agreement, SWB's purchase commitment was reduced from approximately $8 million to $3 million. However, SWB has the right to cancel the agreement upon a default by the Company of any of the terms and conditions contained in the new agreement.

     The assessment of penalties and/or damages under the Company's sales contracts could have a material adverse effect on the Company's operating results and liquidity. In April 1995, the Company initiated a recall of products due to contamination introduced into the manufacturing process by the Company's contract manufacturer. Although the Company's contract manufacturer was responsible for the repair or replacement of the recalled product, the Company incurred liquidated damages under the terms of the sales agreement with its customer in the amount of $200,000.

     Sales Prices. The Company's agreements with its contract manufacturers generally provide that the Company will bear certain cost increases incurred by the manufacturer. Accordingly, the Company's manufacturing costs may fluctuate based on costs incurred by its contract manufacturers and such fluctuations could have a material and adverse impact on earnings. The Company's sales agreements with customers generally have fixed product prices with limited price escalation provisions. Consequently, there is a risk that the Company may not be able to increase sales prices when product costs increase. In the event the Company's costs increase without a corresponding price increase or orders are lost due to price increases, the Company's profitability would be adversely affected. The Company encounters substantial competition with respect to smart payphone contract awards by the RBOCs and this competition is beginning to result in price reductions. The Company reduced its prices to NYNEX upon the execution of a November 1996 sales agreement based on the planned release of its new lower cost smart processor during the fourth quarter of fiscal 1997. Until the Company releases its new smart processor and depletes present inventories, the Company will experience a reduction in gross profit margins with respect to smart product sales to NYNEX, and such reduction will be material. Any other price reductions in response to competition will also result in reduced gross profit margins unless the Company is able to achieve reductions in product costs.

     Seasonality. The Company's sales are generally stronger during periods when weather does not interfere with the maintenance and installation of payphone equipment by the Company's customers, and may be adversely impacted near the end of the calendar year by the budget short falls of customers. However, the Company may also receive large year-end orders from its customers for shipment in December depending upon their budget positions. In the event the Company does not receive any significant end of year orders for its smart payphone products, its third quarter sales may decline significantly in relation to other quarters.

     Sources of Supply and Dependence on Contract Manufacturers. The Company generally assembles its smart payphone products from assemblies produced by certain manufacturers under contractual arrangements. To the extent that such manufacturers encounter difficulties in their production processes that delay shipment to the Company or that affect the quality of items supplied to the Company, the Company's ability to perform its sales agreements or otherwise to meet supply schedules with its customers can be adversely affected. In the event that contract manufacturers delay shipments or supply defective materials to the Company, and such delays or defects are material, the Company's customer relations could deteriorate and its sales and operating results could be materially and adversely affected.

     As a percentage of revenues, the majority of the Company's products contain components or assemblies that are purchased from single sources. The Company believes that there are alternative sources of supply for most of the components and assemblies currently purchased from those sources. Most of the components and assemblies used by the Company for which there are not immediately available alternative sources of supply are provided to the Company under standard purchase arrangements. In addition, suppliers of certain electronic parts and components to the Company and its contract manufacturers occasionally place their customers on allocation for those parts. If a shortage or termination of the supply of any one or more of such components or assemblies were to occur, the Company's business could be materially and adversely affected. In such event, the Company would have to incur the costs associated with redesigning its products to include available components or assemblies or otherwise obtain adequate substitutes, and those costs could be material. Also, any delays in redesigning products or obtaining substitute components could adversely affect the Company's business.

     Telecommunication Act. On February 8, 1996, the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act"), the most comprehensive reform of communications law since the enactment of the Communications Act of 1934. As a result of the Telecommunications Act of 1996, the RBOCs will be permitted to manufacture and provide telecommunications equipment and to manufacture customer premises equipment when certain competitive conditions have been met. It is possible that one or more RBOCs will decide to manufacture payphone products, which would increase the competition faced by the Company and could decrease demand for the Company's products by such RBOCs. Notwithstanding, the Company believes that deregulation generally will benefit the Company. However, there can be no assurance that the Company will benefit from deregulation or that it will not be adversely affected by deregulation.

     Net Operating Loss Carryforwards. As of March 28, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $14 million to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards is limited after an ownership change, as defined in such Section 382, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. Such an ownership change occurred on October 31, 1994 and could occur in the future. As a result, the Company will be subject to an annual limitation on the use of its net operating losses of approximately $210,000. This limitation only affects net operating losses incurred up to the ownership change and does not reduce the total amount of net operating losses which may be taken, but limits the amount which may be used in a particular year. Therefore, in the event the Company maintains profitable operations, such limitation would have the effect of increasing the Company's tax liability and reducing net income and available cash resources if the taxable income during a year exceeded the allowable loss carried forward to that year. In addition, because of such limitations, the Company will be unable to use a significant portion of its net operating loss carryforwards.

Selected Quarterly Data

     The following sets forth a summary of selected statements of operations data (unaudited) for the quarters ended June 30, 1995, September 29, 1995, December 29, 1995 and March 29, 1996:

                                             Quarter Ended
                        --------------------------------------------------------
                          June 30,    September 29,   December 29,    March 29,
                            1995          1995            1995           1996
                        -----------    -----------    -----------    -----------
Net sales               $ 6,354,145    $ 7,737,680    $ 9,585,664    $ 9,524,197
Net income (loss)       $  (230,658)   $   236,104    $   654,957    $   516,968

     The following sets forth a summary of selected statements of operations data (unaudited) for the quarters ended June 28, 1996, September 27, 1996, December 27, 1996 and March 28, 1997:

                                             Quarter Ended
                        --------------------------------------------------------
                          June 28,    September 27,   December 27,    March 28,
                            1996           1996           1996           1997
                        -----------    -----------    -----------    -----------
Net sales               $12,078,496    $10,061,718    $ 5,651,655    $ 5,680,049
Net income (loss)       $   585,080    $   385,389    $    27,145    $    13,045

                              --------------------

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report                                                 40

Consolidated Financial Statements:

  Consolidated Balance Sheets as of March 29, 1996 and March 28, 1997        41

  Consolidated Statements of Operations for the seven months ended
   October 30, 1994, five months ended March 31, 1995
   and years ended March 29, 1996 and March 28, 1997                         42

  Consolidated Statements of Cash Flows for the seven months ended
   October 30, 1994, five months ended March 31, 1995
   and years ended March 29, 1996 and March 28, 1997                         43

  Consolidated Statements of Changes in Stockholders' Equity (Deficit)
   for the seven months ended October 30, 1994, five months ended
   March 31, 1995 and years ended March 29, 1996 and March 28, 1997          44

  Notes to Consolidated Financial Statements                                 45

Financial Statement Schedule:

  Schedule II--Valuation and Qualifying Accounts                             89

   All other schedules are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

                              --------------------

                          INDEPENDENT AUDITORS' REPORT

Stockholders
Technology Service Group, Inc.

     We have audited the accompanying consolidated balance sheets of Technology Service Group, Inc. and subsidiary as of March 28, 1997 and March 29, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 28, 1997 and March 29, 1996, five months ended March 31, 1995, and the seven months ended October 30, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Technology Service Group, Inc. and subsidiary at March 28, 1997 and March 29, 1996 and the results of their operations and their cash flows for the years ended March 28, 1997 and March 29, 1996, the five months ended March 31, 1995, and the seven months ended October 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
May 23, 1997
(June 9, 1997 as to the last
paragraph of Note 14)

                         TECHNOLOGY SERVICE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      March 29,      March 28,
                                                        1996           1997
                                                    ------------   ------------
ASSETS
Current assets:
  Cash                                              $     19,787   $     67,880
  Accounts receivable, less allowance for
      doubtful accounts of $216,000 and $147,000       3,866,372      3,234,777
  Inventories                                          8,658,669     10,879,180
  Deferred income taxes                                   50,544        542,654
  Prepaid expenses and other current assets              146,117        140,981
                                                    ------------   ------------
        Total current assets                          12,741,489     14,865,472
Property and equipment, net                            2,198,625        847,443
Other assets                                           4,693,650      4,059,467
                                                    ============   ============
                                                    $ 19,633,764   $ 19,772,382
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                    $  1,002,403   $    242,652
  Borrowings under revolving credit agreement               --        3,810,961
  Current maturities under long-term debt and
       capital lease obligations                         118,444           --
  Accounts payable                                     5,030,945      1,047,206
  Income taxes payable                                   165,666        126,007
  Deferred revenue                                       541,245        375,000
  Accrued liabilities                                  1,472,379      1,015,032
  Accrued restructuring charges                           16,427         27,794
                                                    ------------   ------------
        Total current liabilities                      8,347,509      6,644,652
Borrowings under revolving credit agreement            1,093,735           --
Long-term debt and capital lease obligations           3,414,586           --
Notes payable to stockholders                          2,800,000           --
Deferred revenue                                         375,000           --
Other liabilities                                          3,198           --
                                                    ------------   ------------
                                                      16,034,028      6,644,652
                                                    ------------   ------------
Commitments and contingencies                               --             --
Stockholders' equity:
  Preferred stock, $100 par value, 100,000
      authorized, none issued or outstanding                --             --
  Common stock, $.01 par value, 10,000,000
      shares authorized, 3,500,000 and
      4,701,760 shares issued and outstanding             35,000         47,018
  Capital in excess of par value                       3,465,000     11,962,856
  Retained earnings                                      111,790      1,122,449
  Cumulative translation adjustment                      (12,054)        (4,593)
                                                    ------------   ------------
        Total stockholders' equity                     3,599,736     13,127,730
                                                    ------------   ------------
                                                    $ 19,633,764   $ 19,772,382
                                                    ============   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Predecessor                        Company
                                            ------------       --------------------------------------------
                                            Seven Months        Five Months
                                               Ended              Ended         Year Ended      Year Ended
                                            October 30,          March 31,       March 29,       March 28,
                                               1994                1995            1996            1997
                                           ------------        ------------    ------------    ------------
Net sales                                  $ 11,108,653        $  9,161,359    $ 33,201,686    $ 33,471,918
                                           ------------        ------------    ------------    ------------
Costs and expenses:
    Cost of goods sold                        9,176,134           8,226,245      26,082,055      26,638,622
    General and administrative expenses       1,742,324             850,069       2,204,915       2,391,164
    Marketing and selling expenses              366,464             371,757       1,290,349         881,324
    Engineering, research and
        development expenses                    457,553             480,495       1,197,183       1,776,611
    Restructuring charges (credits)            (534,092)               --              --            62,500
    Litigation settlement                      (261,022)               --              --          (105,146)
    Interest expense                            599,276             356,624         941,261         399,469
    Other income                                (14,618)            (58,250)        (17,763)       (116,664)
                                           ------------        ------------    ------------    ------------
                                             11,532,019          10,226,940      31,698,000      31,927,880
                                           ------------        ------------    ------------    ------------
Income (loss) before income tax
    expense                                    (423,366)         (1,065,581)      1,503,686       1,544,038
Income tax expense                                 --                  --          (326,315)       (533,379)
                                           ------------        ------------    ------------    ------------
Net income (loss)                          $   (423,366)       $ (1,065,581)   $  1,177,371    $  1,010,659
                                           ============        ============    ============    ============
Income (loss) per common and
   common equivalent share:
      Primary                                                  $      (0.30)   $       0.30    $       0.22
                                                               ============    ============    ============
      Assuming full dilution                                   $      (0.30)   $       0.30    $       0.22
                                                               ============    ============    ============
Weighted average number of common and
   common equivalent shares outstanding:
      Primary                                                     3,541,778       3,870,889       4,780,263
                                                               ============    ============    ============
      Assuming full dilution                                      3,541,778       3,870,889       4,780,263
                                                               ============    ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Predecessor                       Company
                                               ------------      -----------------------------------------
                                               Seven Months      Five Months
                                                  Ended            Ended        Year Ended     Year Ended
                                                October 30,       March 31,      March 29,      March 28,
                                                   1994              1995           1996           1997
                                               -----------       -----------    -----------    -----------
Cash flows from operating activities
  Net income (loss)                            $  (423,366)      $(1,065,581)   $ 1,177,371    $ 1,010,659
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities
      Depreciation and amortization                647,717           407,892      1,060,655      1,072,210
      Loss (gain) on sale of assets                 18,397             4,936           --          (47,325)
      Restructuring charges (credits)             (534,092)             --             --           62,500
      Provisions for inventory losses and
        warranty expense                           164,534           298,038        352,256        565,007
      Provision for uncollectible accounts
        receivable                                  27,122            (3,467)        10,099           --
      Provision for deferred tax expense
        (benefits)                                    --                --          160,649        (50,040)
      Changes in certain assets and
        liabilities, net of effects of
        acquisition
        (Increase) decrease in accounts
          receivable                               577,671          (329,469)    (1,206,385)       631,595
        (Increase) decrease in inventories       1,387,946          (764,211)    (3,428,230)    (2,484,664)
        (Increase) decrease in prepaid
          expenses and other current assets         66,940            90,778        (56,923)         5,136
        (Increase) decrease in other assets          3,358             6,501       (474,095)      (423,540)
        (Decrease) increase in accounts
          payable                                 (981,786)         (172,369)     2,071,856     (3,983,739)
        (Decrease) increase in income taxes
          payable                                     --                --          165,666        (39,659)
        (Decrease) increase in deferred
          revenue                                     --             375,000        541,245       (541,245)
        (Decrease) increase in accrued
          liabilities                              458,058          (299,310)      (104,843)      (761,399)
        (Decrease) in accrued restructuring
          charges                                 (441,944)         (146,673)       (73,890)       (10,000)
        Other                                      (55,735)              261         (1,041)          (688)
                                               -----------       -----------    -----------    -----------
        Net cash provided by (used for)
          operating activities                     914,820        (1,597,674)       194,390     (4,995,192)
                                               -----------       -----------    -----------    -----------
Cash flows from investing activities
  Capital expenditures                             (21,481)          (59,956)      (251,724)      (421,965)
  Proceeds from sale of assets                      12,001              --             --           59,050
                                               -----------       -----------    -----------    -----------
        Net cash used for investing
          activities                                (9,480)          (59,956)      (251,724)      (362,915)
                                               -----------       -----------    -----------    -----------
Cash flows from financing activities
  Net proceeds (payments) under
    revolving credit agreement                  (1,491,074)       (1,599,102)       123,538      2,717,226
  Proceeds from initial public offering, net
    of offering expenses                              --                --             --        8,631,532
  Proceeds from exercise of stock options
    and warrants                                      --                --             --          216,714
  Proceeds from notes payable to banks             402,500           908,333           --             --
  Proceeds from notes payable
    to stockholders                                400,000         2,800,000           --             --
  Payments on notes payable to stockholders           --                --             --       (2,800,000)
  Principal payments on long-term
    debt and capital lease obligations            (459,084)         (482,307)      (813,754)    (2,599,521)
  Increase (decrease) in bank overdraft            323,633           120,714        501,761       (759,751)
                                               -----------       -----------    -----------    -----------
        Net cash provided by (used for)
          financing activities                    (824,025)        1,747,638       (188,455)     5,406,200
                                               -----------       -----------    -----------    -----------
Increase (decrease) in cash                         81,315            90,008       (245,789)        48,093
Cash, beginning of period                           94,253           175,568        265,576         19,787
                                               ===========       ===========    ===========    ===========
Cash, end of period                            $   175,568       $   265,576    $    19,787    $    67,880
                                               ===========       ===========    ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                 Series E       Series C        Series B        Series A
                                Preferred      Preferred       Preferred        Preferred
                                  Stock          Stock           Stock           Stock
                              ------------    ------------    ------------    ------------
Predecessor
Balance at April 1, 1994      $     30,000    $    234,066          30,000          30,667
Net loss for the period
Foreign currency
    translation adjustment
                              ============    ============    ============    ============
Balance at October 30, 1994         30,000    $    234,066    $     30,000    $     30,667
                              ============    ============    ============    ============
Company
Balance at October 30, 1994   $     30,000    $    234,066    $     30,000    $     30,667
Business combination               (30,000)       (234,066)        (30,000)        (30,667)
Net loss for the period
Foreign currency
  translation adjustment
                              ------------    ------------    ------------    ------------
Balance at March 31, 1995             --              --              --              --
Business combination -
  distribution of escrow
  consideration
Net income for the year
Foreign currency
  translation adjustment
                              ------------    ------------    ------------    ------------
Balance at March 29, 1996     $       --      $       --      $       --      $       --
Net income for the year
Issuance of 1,150,000
  shares in initial public
  offering, net of offering
  expenses
Issuance of 40,000 shares
  upon exercise of common
  stock purchase warrants
Issuance of 5,000 shares
  upon exercise of common
  stock options
Issuance of 6,760 shares
  under 1995 Employee
  Stock Purchase Plan
Foreign currency
  translation adjustment
                              ============    ============    ============    ============
Balance at March 28, 1997     $       --      $       --      $       --      $       --
                              ============    ============    ============    ============


                                  Common         Common
                                  Stock          Stock        Capital in      Retained       Cumulative
                                $.05 Par       $.01 Par       Excess of       Earnings      Translation
                                  Value          Value        Par Value      (Deficit)       Adjustment        Total
                              ------------   ------------    ------------   ------------    ------------    ------------
Predecessor
Balance at April 1, 1994            21,882           --        22,651,826    (24,449,909)         46,424    $ (1,405,044)
Net loss for the period                                                         (423,366)                       (423,366)
Foreign currency
    translation adjustment                                                                         7,280           7,280
                              ============   ============    ============   ============    ============    ============
Balance at October 30, 1994   $     21,882   $       --        22,651,826    (24,873,275)   $     53,704      (1,821,130)
                              ============   ============    ============   ============    ============    ============
Company
Balance at October 30, 1994   $     21,882   $       --      $ 22,651,826    (24,873,275)   $     53,704    $ (1,821,130)
Business combination               (21,882)       35,000      (19,516,535)    24,873,275         (53,704)      4,991,421
Net loss for the period                                                       (1,065,581)                     (1,065,581)
Foreign currency
  translation adjustment                                                                             269             269
                              ------------   ------------    ------------   ------------    ------------    ------------
Balance at March 31, 1995             --           35,000       3,135,291     (1,065,581)            269       2,104,979
Business combination -
  distribution of escrow
  consideration                                                   329,709                                        329,709
Net income for the year                                                        1,177,371                       1,177,371
Foreign currency
  translation adjustment                                                                         (12,323)        (12,323)
                              ------------   ------------    ------------   ------------    ------------    ------------
Balance at March 29, 1996     $       --     $     35,000    $  3,465,000   $    111,790    $    (12,054)   $  3,599,736
Net income for the year                                                        1,010,659                       1,010,659
Issuance of 1,150,000
  shares in initial public
  offering, net of offering
  expenses                                         11,500       8,281,660                                      8,293,160
Issuance of 40,000 shares
  upon exercise of common
  stock purchase warrants                             400         159,600                                        160,000
Issuance of 5,000 shares
  upon exercise of common
  stock options                                        50           4,950                                          5,000
Issuance of 6,760 shares
  under 1995 Employee
  Stock Purchase Plan                                  68          51,646                                         51,714
Foreign currency
  translation adjustment                                                                           7,461           7,461
                              ============   ============    ============   ============    ============    ============
Balance at March 28, 1997     $       --     $     47,018    $ 11,962,856   $  1,122,449    $     (4,593)   $ 13,127,730
                              ============   ============    ============   ============    ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY

     Technology Service Group, Inc. (the "Company") was incorporated in the State of Delaware in 1975. The Company designs, develops, manufactures and markets public communication products including microprocessor-based ("smart") wireline and wireless payphone systems, electronic wireline payphone products and related payphone components. The Company also provides payphone and payphone component repair, refurbishment and upgrade conversion services. The accompanying financial statements include the accounts of the Company's wholly-owned subsidiary, International Service Technologies, Inc. ("IST"), which has a foreign division located in Taiwan.

2.   ACQUISITION

     On October 31, 1994, TSG Acquisition Corp. ("TSG Acquisition"), a non-operating corporation wholly-owned by Wexford Partners Fund, L.P. ("Wexford"), acquired all of the outstanding capital stock of the Company pursuant to an Agreement and Plan of Merger dated October 11, 1994 (the "Plan of Merger") between Wexford, TSG Acquisition, the Company and the majority holders of the Company's capital stock (the "Acquisition"). TSG Acquisition paid an aggregate of $3.5 million in cash pursuant to the Plan of Merger, including $329,709 of contingent consideration that was placed in escrow. The consideration consisted of $3,004,000 to acquire the outstanding capital stock of the Company and $496,000 to retire a subordinated master promissory note of $400,000 payable to former stockholders and related accrued interest and preference fees of $96,000. Cash payments to former stockholders on October 31, 1994 aggregated $2,991,973 after deducting $277,910 to retire certain obligations of the Company and $230,117 placed in escrow. Consideration placed in escrow of $329,709 consisting of cash of $230,117 and a subordinated note of the Company payable to one of the former stockholders in the principal amount of $99,592 was distributed to former stockholders in September 1995 upon compliance with indemnification provisions set forth in the Plan of Merger.

     In conjunction with the Acquisition, TSG Acquisition was merged into the Company, which was then wholly-owned by Wexford. The outstanding shares of the Company's capital stock and rights to purchase the Company's capital stock, including preferred stock purchase warrants, at October 31, 1994 and the Company's Incentive Stock Option Plan were cancelled and the outstanding shares of capital stock of TSG Acquisition were exchanged for one share of the Company's common stock, $.05 par value (the "merger share"). The Company is sometimes referred to as the "Predecessor" for periods prior to the Acquisition.

     In addition, the Company entered into an Investment Agreement (the "Investment Agreement") with Wexford and certain former investors (collectively the "investors"). The Company issued 3.5 million shares of common stock, $.01 par value, in exchange for the merger share held by Wexford. Also, the Company borrowed $2.8 million from the investors and issued 10% interest bearing subordinated promissory notes due November 1, 1999 (see Note 7).

     The Acquisition has been accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price of $3,170,291 (excluding contingent consideration) was pushed down and allocated to assets and liabilities of the Company as of October 31, 1994 (the date of acquisition) based upon their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired of $3,853,877 was recorded as goodwill (see Note 6). The increase in the aggregate purchase price and goodwill upon the distribution of escrow consideration of $329,709 was recognized in the Company's financial statements during the year ended March 29, 1996.

     A summary of the book value of the assets and liabilities of the Company as compared to their estimated fair value reflected in the Company's financial statements as of the date of acquisition is set forth below.

                                                        Book         Estimated
                                                       Value         Fair Value
                                                    -----------     -----------

Cash                                                $   175,568     $   175,568
Accounts receivable                                   2,337,150       2,337,150
Inventories                                           4,887,167       4,842,433
Prepaid expenses and other current assets               179,972         179,972
Property and equipment                                2,601,801       2,984,574
Other assets                                            215,718         645,447
Bank overdraft                                         (379,928)       (379,928)
Borrowings under revolving credit agreement          (1,660,965)     (1,660,965)
Current maturities under long-term debt
    and capital lease obligations                      (877,557)       (888,392)
Accounts payable                                     (3,133,058)     (3,133,058)
Accrued expenses                                     (1,624,180)     (1,749,039)
Accrued restructuring charges                          (515,222)       (312,312)
Notes payable to stockholders                          (400,000)           --
Long-term debt and capital lease obligations         (3,627,596)     (3,725,036)
                                                    -----------     -----------
Net assets acquired                                  (1,821,130)       (683,586)
Excess of purchase price over net
    assets acquired                                        --         3,853,877
                                                    ===========     ===========
                                                    $(1,821,130)    $ 3,170,291
                                                    ===========     ===========

     The accompanying financial statements at March 29, 1996 and March 28, 1997 and for the five months ended March 31, 1995 and years ended March 29, 1996 and March 28, 1997 reflect the effects of the Acquisition. Assuming the Acquisition had occurred on April 2, 1994, the Company's and the Predecessor's net loss for the year ended March 31, 1995 including proforma adjustments for depreciation, interest and amortization of assets to give effect to the accounting bases recognized in recording the Acquisition would have approximated $1,599,000 (unaudited), or a loss of $.45 per share (unaudited), as compared to the reported loss of $1,488,947 ($423,366 for the seven months ended October 30, 1994 and $1,065,581 for the five months ended March 31, 1995). The proforma adjustments include an increase in the amortization of goodwill and other intangible assets of approximately $140,000 (unaudited) due to the increase in the basis of intangible assets and their estimated useful lives, a decrease in depreciation of approximately $24,000 (unaudited) due to an increase in the basis of property and equipment and their estimated useful lives and a decrease in interest expense of approximately $6,000 (unaudited) due to revaluation of capital lease obligations, the financing received from the investors and the repayment of indebtedness under the Company's revolving credit agreement.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies followed by the Company is set forth below:

Fiscal Year

     The Company operates on a fiscal year ending the Friday nearest March 31 resulting in a 52/53 week year. The accompanying consolidated financial statements include the audited financial statements of the Predecessor for the seven months (30 weeks) ended October 30, 1994 and the Company, subsequent to the Acquisition, for the five months (22 weeks) ended March 31, 1995 and years (52 weeks) ended March 29, 1996 and March 28, 1997.

Consolidation

     All significant intercompany balances and transactions have been eliminated in consolidation.

Translation of Foreign Currency

     The financial position and results of operations of the Company's foreign division are measured using local currency as the functional currency. Assets and liabilities of the Company's foreign division are translated into United States dollars at the applicable exchange rate in effect at the end of the period. Income statement accounts are translated at the average rate in effect over the period. Translation adjustments arising from the use of differing exchange rates from period to period are accumulated in a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in income in the period in which these transactions occur. The effects of foreign currency translation on the Company's financial position and results of operations are not significant. Also, the operations, assets and liabilities of the Company's foreign division are not significant.

Cash

     The Company's cash balances serve as collateral under a loan agreement (see
Note 7) and, accordingly, are restricted.

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

Property and Equipment

     Property and equipment is recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the established useful lives of the assets as follows:

                                             Predecessor             Company
                                             -----------            ---------

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

Revenue Recognition

     Sales and related costs are recorded by the Company upon shipment of products. Deferred revenue consists of prepayments from customers and the refundable portion of proceeds received from the sale of software (see Note 14) which is classified according to the terms of the repayment obligation. Deferred revenue is recognized as earned upon shipment of products or pursuant to the terms of the sales contract.

Engineering, Research, and Development Costs

     Costs and expenses incurred for the purpose of product research, design and development are charged to operations as incurred. Engineering, research and development costs consist primarily of costs associated with development of new products and manufacturing processes. The Company capitalizes as other assets certain product software development costs once technological feasibility has been achieved. Commencing upon initial product release, these costs are amortized based on the straight-line method over the estimated useful life of the product, which is generally five years. Capitalized software development costs are reported at the lower of cost, net of accumulated amortization, or net realizable value (see Note 6). Software development costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred.

Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123, which is effective for fiscal years beginning after December 15, 1995, defines a fair value based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. This statement gives entities a choice of recognizing related compensation costs by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach contained in Accounting Principles Board Opinion 25 ("APB 25"), the former standard. If the former standard for measurement is elected, SFAS 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company has elected to continue to apply the former standards contained in APB 25, and as a result, the Company adopted the pro forma disclosure requirements of SFAS 123 during the year ended March 28, 1997 (see Note 9). APB 25 requires compensation expense for stock-based compensation plans to be recognized based on the difference, if any, between the per-share market value of the stock and the option exercise price on the measurement date, which is generally the grant date. The Company has not recognized any compensation expense with respect to stock options granted under the Company's plans in accordance with the requirements of APB 25.

Fair Value of Financial Instruments and Concentration of Credit Risk

     The estimated fair value of the Company's cash, accounts receivable, accounts payable and outstanding indebtedness approximates the carrying amounts due principally to their short maturities. Accounts receivable represent the primary financial instrument which potentially subjects the Company to concentrations of credit risk. The Company does not require its customers to provide collateral with respect to amounts owed, but periodically evaluates the credit of its customers (see Note 14). The allowance for non-collection of accounts receivable is estimated based upon the expected collectibility of all accounts receivable.

Goodwill

     The excess of the purchase price over the fair value of the Company's assets and liabilities at the date of the Acquisition is being amortized to operations on a straight-line basis over a period of 35 years. At each balance sheet date, the Company evaluates the realizability of goodwill based on its expectations of future nondiscounted cash flows. Based on the Company's most recent analysis, the Company believes that no material impairment of goodwill exists at March 28, 1997.

Income Taxes

     Income tax expense (benefit) is based upon income (loss) recognized for financial statement purposes and includes the effects of temporary differences between such income (loss) and that recognized for tax purposes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Using the enacted tax rate in effect for the year in which the differences are expected to reverse, deferred tax assets and liabilities are determined based upon the differences between the financial reporting basis and income tax basis of the assets and liabilities (see Note 10). A valuation allowance is established for deferred tax assets to the extent realization thereof is not assured.

Income (Loss) Per Common and Common Equivalent Share

     Income (loss) per common and common equivalent share for the five months ended March 31, 1995 and years ended March 29, 1996 and March 28, 1997 is computed on the basis of the weighted average number of common and dilutive common equivalent shares outstanding during the period, except as required by Accounting Principles Board Opinion No. 15, Earnings per Share, all outstanding options and warrants during the year ended March 28, 1997 have been included in the calculation in accordance with the modified treasury stock method, and except as required by Securities and Exchange Commission Staff Accounting Bulletin ("SECSAB") Topic 4:D, stock issued and stock options covering 89,000 shares of common stock granted during the 12 months prior to a May 10, 1996 initial public offering (see Note 9) at prices below the public offering price have been included in the calculation of weighted average number of common and common equivalent shares outstanding as if they were outstanding as of the beginning of the period. Also, as a result of the Acquisition, income (loss) per share is not presented for periods prior to the five months ended March 31, 1995 in accordance with SECSAB Topic 1:B2.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires disclosure of basic earnings per share based on income available to common stockholders and the weighted average number of common shares outstanding during the period, and diluted earnings per share based on income available to common stockholders and the weighted average number of common and dilutive potential common shares outstanding during the period. The adoption of SFAS 128 is required for fiscal years ending after December 15, 1997, and earlier adoption is not permitted. Had the Company adopted SFAS 128 during the years ended March 29, 1996 and March 28, 1997, basic earnings per share on a pro forma basis would have been $.34 and $.22 per share, respectively, and diluted earnings per share on a pro forma basis would have been $.30 and $.21 per share, respectively.

     Also, in February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). SFAS 129 requires a Company to explain the privileges and rights of its various outstanding securities, the number of shares issued upon conversion, exercise or satisfaction of required conditions during the most recent annual fiscal period, liquidation preferences of preferred stock and other matters with respect to preferred stock. Although the statement is effective for periods ending after December 15, 1997, the Company's financial statement disclosures are in compliance with SFAS 129.

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

4.   INVENTORIES

     Inventories at March 29, 1996 and March 28, 1997 consisted of the following:

                                                 March 29,           March 28,
                                                   1996                1997
                                               ------------        ------------

     Raw materials                             $  7,403,532        $  6,153,808
     Work-in-process                              1,207,080           2,117,668
     Finished goods                               1,654,252           4,036,191
                                               ------------        ------------
                                                 10,264,864          12,307,667
     Reserve for potential losses                (1,606,195)         (1,428,487)
                                               ------------        ------------
                                               $  8,658,669        $ 10,879,180
                                               ============        ============

     Substantially  all  inventories  are pledged to secure  notes  payable (see
Note 7).

5.   PROPERTY AND EQUIPMENT

     Property and equipment at March 29, 1996 and March 28, 1997 consisted of the following:

                                                   March 29,         March 28,
                                                     1996              1997
                                                  -----------       -----------
     Land                                         $   120,633       $      --
     Building and building improvements               877,187              --
     Machinery and equipment                        2,009,159         2,287,656
     Furniture and fixtures                           119,879           111,057
     Leasehold improvements                           151,116           167,784
                                                  -----------       -----------
                                                    3,277,974         2,566,497
     Accumulated depreciation                      (1,079,349)       (1,719,054)
                                                  -----------       -----------
                                                  $ 2,198,625       $   847,443
                                                  ===========       ===========

     Substantially all property and equipment is pledged to secure notes payable (see Note 7).

     Depreciation expense for the seven months ended October 30, 1994 and five months ended March 31, 1995 aggregated $454,911 and $308,047, respectively. Depreciation expense for the years ended March 29, 1996 and March 28, 1997 aggregated $784,039 and $794,928, respectively.

     Assets  under  capital   leases  are   capitalized   using  interest  rates
appropriate at the date of purchase or at the inception of the lease, as applicable. The following is a summary of the Company's assets under capital leases which are included in property and equipment at March 29, 1996:

     Land                                                      $   120,633
     Building and building improvements                            877,187
     Machinery and equipment                                        60,445
                                                               -----------
                                                                 1,058,265
     Accumulated depreciation                                      (70,762)
                                                               -----------
                                                               $   987,503
                                                               ===========

     During the year ended March 28, 1997, the Company closed a one hundred thousand square foot manufacturing facility located in Paducah, Kentucky and assigned its capital lease obligation to an unaffiliated third party. Accordingly, the Company recorded the retirement of the outstanding capital lease obligation and the disposition of the property during the year ended March 28, 1997. In connection with this transaction, the Company realized a gain of $44,169 representing the difference between the outstanding lease obligation ($933,510) plus the proceeds received ($50,000) and the net book value of the property ($939,341).

6.   OTHER ASSETS

     Other assets at March 29, 1996 and March 28, 1997, net of accumulated amortization of $375,481 and $652,762, respectively, consisted of the following:

                                                        March 29,    March 28,
                                                          1996         1997
                                                       ----------   ----------
     Excess of purchase price over fair value of net
         assets acquired, net of accumulated
         amortization of $169,336 and $278,247         $3,803,057   $3,252,076
     Product software, net of accumulated
         amortization of $66,300 and $113,100             167,700      542,593
     Patents, net of accumulated amortization
         of $46,453 and $79,243                           117,499       84,709
     Customer contracts, net of accumulated
         amortization of $55,103 and $93,999               71,309       32,413
     Unpatented technology, net of accumulated
         amortization of $15,622 and $26,649               44,109       33,082
     Patent license, net of accumulated
         amortization of $22,667 and $61,524              110,333       71,476
     Deferred initial public offering expenses            338,372
     Deposits                                              40,500       40,342
     Other                                                    771        2,776
                                                       ----------   ----------
                                                       $4,693,650   $4,059,467
                                                       ==========   ==========

     The excess of the purchase price over the fair value of net assets acquired in connection with the Acquisition, including the escrow consideration distributed during the year ended March 29, 1996, aggregated $4,183,586. Tax benefits of acquired deferred tax assets of $211,193 and $442,070 during the years ended March 29, 1996 and March 28, 1997, respectively, were applied against the excess purchase price (see Note 10).

     Other intangible assets recorded in connection with the Acquisition consisted of product software of $234,000, patents of $163,952, customer contracts of $126,412 and unpatented technology of $59,731. These assets are being amortized over estimated useful lives ranging from less than two years to five years, and are reported at the lower of cost, net of accumulated amortization, or net realizable value.

     During the year ended March 28, 1997, the Company capitalized software development costs of $421,693 in connection with the development of new products. Software development costs during the five months ended March 31, 1995 and year ended March 29, 1996 were not significant.

     Amortization expense for the seven months ended October 30, 1994, five months ended March 31, 1995 and years ended March 29, 1996 and March 28, 1997 amounted to $192,806, $99,845, $276,616 and $277,282, respectively.

7. BORROWINGS UNDER REVOLVING CREDIT AGREEMENT, LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND NOTES PAYABLE TO STOCKHOLDERS

Borrowings Under Revolving Credit Agreement

     At March 29, 1996, the Company was able to borrow up to a maximum of $9 million under term and installment notes and a revolving credit agreement under the terms of a Loan and Security Agreement (the "Loan Agreement") between the Company and its bank. Indebtedness under the Loan Agreement at March 29, 1996 included $2,525,000 outstanding under term and installment notes and $1,093,735 outstanding under the revolving credit agreement.

     At March 28, 1997, the Company was able to borrow up to a maximum of $9 million under the revolving credit agreement. At March 28, 1997, the Company had outstanding debt of $3,810,961 under the revolving credit agreement.

     Amounts borrowed under the Loan Agreement are secured by substantially all assets of the Company including accounts receivable, inventories and property and equipment. The borrowing limit under the revolving credit agreement is based upon specified percentages applied to the value of collateral, consisting of accounts receivable and inventories (less amounts outstanding under a $2.2 million term note at March 29, 1996), and varies based upon changes in the collateral value. Interest is payable monthly based upon the greater of the actual outstanding debt balances or $4 million at a variable rate per annum equal to 1.5% above a base rate quoted by Citibank (8.25% March 29, 1996 and 8.50% at March 28, 1997). The Loan Agreement is renewable annually for one year periods unless terminated by the bank upon an occurrence of an event of default or by the Company upon at least 90 days notice. The Company has agreed to pay termination fees of up to 2% of the average monthly borrowings or the minimum loan amount ($4 million), whichever is greater, if the Loan Agreement is terminated on the date other than an anniversary date.

     The Loan Agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the bank, including merging or consolidating, payment of subordinated stockholder debt obligations, declaration or payment of dividends and disposition of assets, among others. Additionally, the Loan Agreement requires the Company to comply with specific financial covenants, including covenants with respect to cash flow, working capital and net worth. Noncompliance with any of these conditions and covenants or the occurrence of any other event of default, if not waived or corrected, could accelerate the maturity of the borrowings outstanding under the Loan Agreement. The Company was in compliance with the covenants and conditions contained in the Loan Agreement at March 29, 1996 and March 28, 1997.

     Pursuant to an amendment to the Loan Agreement on October 31, 1994, $2.2 million of debt outstanding under the revolving credit agreement was converted into a term note payable on November 30, 1997. In addition, the term of the Loan Agreement was extended from May 31, 1995 to November 30, 1997, and the interest rate on amounts borrowed under the terms of the Loan Agreement was reduced by
 .75%. Proceeds of $2,569,298 pursuant to subordinated promissory notes dated October 31, 1994 issued to stockholders were used to retire debt outstanding under the revolving credit agreement. After such repayment, the initial principal balance outstanding under the $2.2 million term note on October 31, 1994 amounted to $1,291,667. Between October 31, 1994 and March 31, 1995, the Company borrowed the balance available under the $2.2 million term note of $908,333.

     Pursuant to a June 9, 1994 amendment to the Loan Agreement, the aggregate principal obligation under an installment note was decreased from $500,000 to $465,000, and the Company borrowed an additional $402,500. The expiration date of the Loan Agreement and the due date of the term and installment notes were extended from February 28, 1995 to May 31, 1995. The monthly principal payment under the installment note was increased from $20,833 to $25,000. This note was repaid during the year ended March 29, 1996.

     In May 1996, the Company completed an initial public offering of equity securities (see Note 9). A portion of the proceeds of the initial public offering were used to repay the Company's then outstanding indebtedness under the Loan Agreement. Accordingly, the Company classified $1,093,735 of indebtedness outstanding under the revolving credit facility as a long-term obligation at March 29, 1996.

Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations payable at March 29, 1996 consisted of the following:

     Loan and Security Agreement
       $2.2 million secured term note, principal
         balance due November 30, 1997                         $ 2,200,000
       $650,000 secured term note, principal
         payable in sixty equal monthly
         installments of $7,738, with remaining
         principal balance due November 30, 1997                   325,000
     Unsecured non-interest bearing promissory
      note, payable in nineteen equal monthly
      installments of $10,873                                       32,620
     Obligations under capital leases                              975,410
                                                               -----------
                                                                 3,533,030
     Less - current maturities                                    (118,444)
                                                               -----------
                                                               $ 3,414,586
                                                               ===========

     At March 31, 1995, the Company had outstanding indebtedness of $203,077 pursuant to 10% interest bearing promissory notes payable to a company affiliated with certain officers and employees of the Company. Outstanding indebtedness under these promissory notes was paid in full during the year ended March 29, 1996. Interest paid pursuant to these notes during the years ended March 31, 1995 and March 29, 1996 aggregated $48,934 and $9,424, respectively. On November 9, 1994, the Company executed a non-interest bearing promissory note in the principal amount of $206,595 representing unpaid royalties at October 31, 1994 due to the company affiliated with certain of the Company's officers and employees. The note, payable in nineteen equal monthly installments of $10,873 commencing on December 11, 1994, had an outstanding balance of $32,620 at March 29, 1996. This note was paid in full during the year ended March 28, 1997.

     In May 1996, the Company completed an initial public offering of equity securities (see Note 9). A portion of the proceeds of the initial public offering were used to repay the Company's then outstanding indebtedness under the Loan Agreement. Accordingly, the Company classified indebtedness outstanding under the $2.2 million term note and $309,524 of indebtedness then outstanding under the $650,000 term note as long-term obligations at March 29, 1996.

     During the year ended March 28, 1997, the Company assigned its capital lease obligation with respect to a one hundred thousand square foot manufacturing facility located in Paducah, Kentucky to an unaffiliated third party. Accordingly, the Company recorded the retirement of the capital lease obligation with a then outstanding balance of $933,510 (see Note 5) during the year ended March 28, 1997.

Notes Payable to Stockholders

     On June 9, 1994, the Company borrowed $400,000 from its preferred stockholders and issued a subordinated master promissory note payable on demand bearing interest at a rate of 10% per annum. This note, accrued interest and preference fees, which when added to accruing interest would equal 5% of the outstanding principal amount for each month that the note was outstanding, became due upon the Acquisition. Accordingly, the subordinated master promissory note, together with accrued interest and preference fees from the date of issuance aggregating $96,000, were retired on October 31, 1994.

     On October 31, 1994, the Company entered into an Investment Agreement with the investors. Under the terms of the Investment Agreement, the Company borrowed $2.8 million from the investors and issued 10% interest bearing subordinated promissory notes due November 1, 1999. During the year ended March 28, 1997, the Company repaid the subordinated promissory notes with a portion of the proceeds from its initial public offering (see Note 9). Interest accrued under the terms of the subordinated promissory notes was payable semi-annually beginning May 1, 1995. During the years ended March 29, 1996 and March 28, 1997, the Company paid interest with respect to the subordinated notes of $279,847 and $151,890, respectively. At March 29, 1996, interest accrued under the terms of the subordinated promissory notes aggregated $116,603.

8.   ACCRUED LIABILITIES

     Accrued liabilities at March 29, 1996 and March 28, 1997 consisted of the following:

                                                      March 29,    March 28,
                                                        1996         1997
                                                     ----------   ----------
     Workers' compensation and employee group
         insurance                                   $  117,546   $  103,830
     Salaries, wages and related employee benefits
         and taxes                                      339,481      255,410
     Interest                                           149,674       31,792
     Royalties                                          273,169          233
     Warranty expense                                   209,500      366,916
     Sales and use taxes                                 24,651        7,060
     Professional fees                                   99,136       90,673
     Environmental costs                                 12,948          625
     Property taxes                                      20,840       29,674
     Bonuses                                             74,790       62,104
     Other                                              150,644       66,715
                                                     ----------   ----------
                                                     $1,472,379   $1,015,032
                                                     ==========   ==========

9.   STOCKHOLDERS' EQUITY

Preferred Stock

     The Company is authorized, under its Certificate of Incorporation as amended on October 31, 1994, to issue up to 100,000 shares of preferred stock, $100 par value, in one or more series or other designations determined by the Board of Directors ("Board") of the Company. The Board is authorized to determine, as to any particular series of preferred stock: the dividend rights, including annual dividend rates and whether the dividends shall be cumulative or non-cumulative; redemption provisions; per-share liquidation preferences; voting powers; conversion terms; and any other rights or preferences. No dividends may be paid or declared on the Company's common stock or on any other class of stock ranking junior to the preferred stock, nor shall any shares of common stock or any other class of stock ranking junior to the preferred stock be purchased, retired or otherwise acquired by the Company unless all dividends accrued and payable on preferred shares and all amounts required to retire the preferred shares have been paid out of assets legally available for the payment of such obligations.

     At March 28, 1997, no preferred stock had been issued, nor has the Board designated any series of preferred stock for issuance or determined any related rights or preferences.

     In connection with the Acquisition, the then outstanding shares of the Company's Series A, Series B, Series C and Series E preferred stock were cancelled. The Series A, Series B, Series C and Series E preferred stock had per-share liquidation preferences of $15, $5, $2.50 and $2.50, respectively, plus declared and unpaid dividends. The aggregate liquidation preference of the preferred stock in order of priority were as follows: Series E - $750,000; Series C - $5,851,650; Series B - $1,500,000; and Series A - $4,600,020. The shares of preferred stock were convertible into an equal number of shares of common stock, subject to certain anti-dilution provisions. Shares of Series A, Series B and Series C preferred stock were convertible into voting common stock. Shares of Series E preferred stock were convertible into non-voting common stock. Series A, Series B and Series C preferred shares had voting rights equal to the number of shares of common stock which would have been received upon conversion to common shares. The Series E preferred stock had no voting rights.

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

Common Stock

     The Company is authorized, under its Certificate of Incorporation as amended on October 31, 1994, to issue up to 10,000,000 shares of common stock, $.01 par value. As described in Note 1, the Company issued 3.5 million shares of common stock on October 31, 1994 in accordance with the terms of an Investment Agreement between the Company, Wexford and certain former investors.

     Holders of voting common stock are entitled to one vote per share on all matters to be voted on by the stockholders. No dividends may be paid or declared on the Company's common stock until all dividends accrued and payable on preferred shares outstanding have been paid.

     In connection with the Acquisition, the then outstanding shares of the Company's common stock were cancelled. Prior to the Acquisition, the Company was authorized to issue 11,100,000 shares of common stock, $.05 par value.

Initial Public Offering and Common Stock Purchase Warrants

     In May 1996, the Company completed an initial public offering of 1,150,000 units (the "Units"), each Unit consisting of one share of common stock and one redeemable warrant ("Redeemable Warrant") at a price of $9.00 per Unit for gross proceeds of $10,350,000. In connection with the offering, the Company issued warrants to the underwriters to purchase 100,000 shares of common stock (the "Underwriter Warrants") for gross proceeds of $10. Net proceeds received by the Company, after underwriting discounts and expenses of $1,231,897 and other expenses of $824,953, amounted to $8,293,160. At March 29, 1996, the Company had incurred, and deferred as other assets, offering expenses of $338,372. Accordingly, net proceeds during the year ended March 28, 1997 amounted to $8,631,532.

     Two Redeemable Warrants entitle the holder thereof to purchase one share of common stock at an exercise price of $11.00 per share. Unless the Redeemable Warrants are redeemed, the Redeemable Warrants may be exercised at any time beginning on May 10, 1996 and ending May 9, 1999, at which time the Redeemable Warrants will expire. Beginning on February 10, 1997, the Redeemable Warrants are redeemable by the Company at its option, as a whole and not in part, at $.05 per Redeemable Warrant on 30 days' prior written notice, provided that the average closing price of the common stock equals or exceeds $12.00 per share for 20 consecutive trading days ending within five days prior to the date of the notice of redemption. The Redeemable Warrants will be entitled to the benefit of adjustments in the exercise price and in the number of shares of common stock deliverable upon the exercise thereof upon the occurrence of certain events, including a stock dividend, stock split or similar reorganization.

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

     As of October 31, 1994, the Company had outstanding warrants to purchase an aggregate of 312,000 shares of Series C preferred stock at a price of $2.50 per share. These warrants were cancelled upon consummation of the Acquisition. Generally, the warrants were exercisable for five-year periods beginning either on the issuance date or one year thereafter, and expired on various dates through March 31, 1996.

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

Stock Options

     On November 1, 1994, the Company's Board of Directors adopted the 1994 Omnibus Stock Plan (the "Stock Plan"). The Stock Plan provides the Board or a committee of the Board with the authority to grant to officers and employees of the Company incentive stock options within the meaning of Section 422A of the Internal Revenue Code and to grant to directors, officers, employees and consultants of the Company non-qualified stock options and restricted stock which do not qualify as incentive stock options. An aggregate of 635,000 shares of the Company's common stock may be issued under the Stock Plan. The maximum number of shares with respect to which options may be granted to any one employee may not exceed 300,000 shares. The Board's authority to grant options under the Stock Plan expires on November 1, 2004. The Stock Plan is administered by a Stock Plans Committee consisting of members appointed by the Board.

     The Board has the authority to determine option periods, the number of shares of common stock subject to options granted and such other terms and conditions under which options may be exercised. The Board also has the authority to determine at which times options or restricted stock may be granted, the purchase price of restricted stock, whether an option shall be an incentive stock option or a non-qualified option, whether restrictions such as repurchase rights are to be imposed on shares subject to options and restricted stock, and the nature of such restrictions. The per-share option price of incentive stock options granted under the Stock Plan shall not be less than the per-share fair market value, as determined by the Board, of the Company's common stock as of the date of grant, or 110% of the per-share market value with respect to incentive stock options granted to employees owning 10% or more of the total combined voting power of all classes of the Company's stock. Option periods shall not exceed ten years from the date options are granted, or five years with respect to incentive stock options to employees owning 10% or more of the total voting power of all classes of the Company's stock. Options granted under the Stock Plan generally expire 60 days after termination of employment or at the end of the option period stipulated by the Board in the option agreement, whichever is earlier.

     The Board has the authority to accelerate the date of exercise of an option or any installment thereof, unless, in the case of incentive stock options, such acceleration would violate the annual vesting limitations contained in Section 422(d) of the Internal Revenue Code. The exercise prices of options granted under the Stock Plan are subject to adjustment upon any subdivision, combination, merger, splits, split-up, liquidation, or the like, to reflect such subdivision, combination or exchange. The number of shares of common stock to be received upon exercise of options granted under the Stock Plan are subject to adjustment upon declarations of stock dividends between the date of grant and the date of exercise of options. Also, the number of shares of common stock reserved for issuance under the Stock Plan shall be adjusted upon the occurrence of such events.

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

     The following table summarizes the status and changes in stock options outstanding under the Stock Plan for the five months ended March 31, 1995 and years ended March 29, 1996 and March 28, 1997:

                                                                                  Weighted
                                                Incentive          Option          Average
                                                  Stock             Price         Exercise
                                                 Options            Range          Price
                                                ---------      ---------------    --------
     Outstanding at October 31, 1994                --                --             --
     Options granted                             357,000            $1.00           $1.00
                                                 -------
     Outstanding at March 31, 1995               357,000            $1.00           $1.00
     Options granted                              89,000        $1.00 - $5.00       $4.78
     Options cancelled                           (11,750)           $1.00           $1.00
                                                 -------
     Outstanding at March 29, 1996               434,250        $1.00 - $5.00       $1.77
     Options granted                             191,250       $8.00 - $10.781      $9.23
     Options exercised                            (5,000)           $1.00           $1.00
     Options cancelled                           (78,500)       $1.00 - $9.50       $7.74
                                                 -------
     Outstanding at March 28, 1997               542,000       $1.00 - $10.781      $3.55
                                                 =======
     Options Exercisable at March 31, 1995        89,250            $1.00           $1.00
                                                 =======
     Options Exercisable at March 29, 1996       196,750        $1.00 - $5.00       $1.43
                                                 =======
     Options Exercisable at March 28, 1997       327,563       $1.00 - $10.781      $2.35
                                                 =======

     Options granted and outstanding under the Stock Plan are generally exercisable in four equal annual installments beginning on the date of grant. At March 28, 1997, outstanding options under the Stock Plan have a weighted average remaining contractual life of 8.17 years. At March 29, 1996 and March 28, 1997, 635,000 and 630,000 shares, respectively, were reserved for issuance under the Stock Plan.

     On May 10, 1995, the Board of Directors approved the adoption of the 1995 Employee Stock Purchase Plan (the "Employee Plan"). The Employee Plan provides the Board of Directors with the authority to grant to the Company's officers and employees the right to purchase up to 100,000 shares of common stock at 85% of the public market price. However, the Employee Plan did not become effective until the Company's initial public offering. The rights granted under the Employee Plan are exercisable for an offering period as determined by the Board of Directors, which may not exceed 27 months. No employee may be granted an option under which the employee's right to purchase shares under the Employee Plan first become exercisable at a rate in excess of $25,000 in fair market value (determined at the date of grant) in any calendar year. Also, an employee may not allocate in excess of 10% of his or her compensation for purchase of stock under the Employee Plan during any offering period. The Stock Plans Committee of the Board of Directors administers the Employee Plan. The Employee Plan was approved by the stockholders of the Company on December 26, 1995. At March 29, 1996
and March 28, 1997, 100,000 and 93,240 shares of common stock, respectively, were reserved for issuance under the Employee Plan.

     During the first offering period ending November 15, 1996, 6,760 shares were purchased by employees at a price of $7.65 per share. During the second offering which commenced January 13, 1997 (and which will end on July 11, 1997), 5,930 shares are subject to purchase under the Employee Plan based on the base compensation of participates and the per-share market price of the Company's common stock on January 13, 1997. The actual number of shares that may be issued will vary based upon compensation of the participants during the offering period, the per-share market value of the Company's common stock on July 11, 1997, and the number of participates who have not withdrawn by the July 11, 1997 end date.

     On May 10, 1995, the Board approved the adoption of the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant to directors who are not employees of the Company of options to purchase up to 100,000 shares of common stock. The Director Plan is administered by the Stock Plans Committee consisting of members appointed by the Board. Pursuant to the Director Plan, each non-employee director was automatically granted a non-qualified option to purchase 10,000 shares of common stock upon the consummation of the Company's initial public offering on May 10, 1996. Thereafter, on September 1 of each year, each non-employee director receives a non-qualified option to purchase 3,000 shares of common stock. Any non-employee director who is first appointed or elected after the Company's initial public offering will receive a non-qualified stock option to purchase 3,000 shares of common stock upon such appointment or election and an additional option to purchase 3,000 shares of common stock on each anniversary of the date of his or her election, provided that he or she is then serving as a non-employee director. Options granted upon consummation of the Company's initial public offering became exercisable six months from the date the offering. All other options become exercisable on the anniversary of the date of grant. Option periods shall not exceed ten years from the date options are granted. Options granted under the Director Plan have an exercise price equal to the market value per share of the common stock on the date of grant. Options granted expire 180 days after the date a director ceases to serve as a director or 10 years from the grant date, whichever is earlier. Vesting is accelerated in the event of a change of control of the Company.

     On May 10, 1996, options to purchase 30,000 shares of common stock were automatically granted to non-employee directors at an exercise price of $8.50 per share. On May 17, 1996, options to purchase 3,000 shares of common stock were granted at an exercise price of $10.781 to a non-employee director elected to the Board on that date. On September 1, 1996, options to purchase 9,000 shares of common stock were automatically granted to non-employee directors at an exercise price of $10.812 per share. On March 14, 1997, options to purchase 3,000 shares of common stock were granted at an exercise price of $5.00 to a non-employee director elected to the Board on that date. At March 28, 1997 options to purchase 45,000 shares of common stock at a weighted-average exercise price of $8.88 per share were outstanding under the Director Plan. Options granted under the Director Plan to purchase 30,000 shares of common stock at a weighted-average exercise price of $8.50 per share were exercisable at March 28, 1997.

     At March 28, 1997, outstanding options under the Director Plan have exercise prices ranging between $5.00 and $10.812 per share and a weighted average remaining contractual life of 9.23 years. The Company has reserved 100,000 shares of common stock for issuance under the Director Plan at March 29, 1996 and March 28, 1997.

     The following table summarizes information about stock options outstanding under the Stock Plan and Director Plan at March 28, 1997:

                         Options Outstanding                Options Exercisable
                --------------------------------------    ----------------------
                                Weighted
                                Average      Weighted                   Weighted
   Exercise                    Remaining      Average                    Average
    Price          Number     Contractual    Exercise        Number     Exercise
   or Range     Outstanding   Life (years)     Price      Exercisable     Price
 ------------   -----------   ------------   ---------    -----------   --------
    $1.00         337,250         7.45         $1.00         254,500      $1.00
    $5.00          83,000         8.89         $5.00          40,000      $5.00
    $8.50          30,000         9.11         $8.50          30,000      $8.50
    $9.50         123,500         9.31         $9.50          32,750      $9.50
$10.78-$10.81      13,250         9.33        $10.80             313     $10.78
    Total         587,000         8.17         $3.96         357,563      $2.86

     On October 31, 1994 upon consummation of the Acquisition, the Company's Incentive Stock Option Plan (the "Plan") adopted by the Board of Directors effective June 1, 1992 was cancelled. The Plan provided the Board with the authority to grant to key employees of the Company incentive stock options to purchase up to a maximum of 300,000 shares of the Company's common stock. Options granted under the Plan were intended to constitute incentive stock options within the meaning of Section 422A of the Internal Revenue Code. The Board had the authority to determine option periods, the number of shares of common stock subject to options granted and such other terms and conditions under which options may be exercised. Options granted under the Plan were to expire upon termination of employment or at the end of the option period stipulated by the Board in the option agreement, whichever was earlier. The Plan specifically limited the aggregate fair market value of options which could be exercised by an employee in any one calendar year to $100,000. The Board's authority to grant options under the Plan was to expire on May 31, 2002. On August 4, 1994, the Board of Directors authorized management to grant options covering 253,500 shares of common stock to employees. However, as of the date of cancellation of the Plan, no options had been granted.

Stock Option Compensation

     The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for stock options and purchase rights granted under the Company's plans in accordance with the requirements of APB 25. Had compensation cost related to stock options and purchase rights granted under the Company's plans been recognized based on the fair value of awards on the grant dates consistent with SFAS 123, the Company would have recorded compensation expense of $54,972 and $613,447 during the years ended March 29, 1996 and March 28, 1997.

     The fair value of each option or right granted under the Company's stock option and purchase plans is estimated on the date of grant using the Black-Scholes option pricing model. The significant weighted-average assumptions used during the years ended March 29, 1996 and March 28, 1997 to estimate the fair values of options and rights granted under the Company's plans are summarized in the following table.

                                           Year Ended         Year Ended
                                            March 29,          March 28,
                                              1996               1997
                                           ----------         ----------
     Stock Plan:
       Expected volaltility                    74.80%            72.30%
       Expected life                         3.5 years         3.5 years
       Risk-free interest rate                  5.22%             6.35%
       Expected dividend yield                  None              None
     Director Plan:
       Expected volaltility                     --               76.00%
       Expected life                            --             2.67 years
       Risk-free interest rate                  --                6.30%
       Expected dividend                        --                None
     Employee Plan:
       Expected volaltility                     --               76.90%
       Expected life                            --             .5 years
       Risk-free interest rate                  --                5.32%
       Expected dividend                        --                None

     Based on these assumptions, the weighted-average fair value of each option and right granted under the Company's plans for the years ended March 29, 1996 and March 28, 1997 amounted to $2.63 and $4.70, respectively. The weighted-average fair value of each option granted under the Stock Plan during the years ended March 29, 1996 and March 28, 1997 was $2.63 and $5.04, respectively. The weighted-average fair value of each option granted under the Director Plan during the year ended March 28, 1997 was $4.53. The weighted-average fair value of each purchase right granted under the Employee Plan during the year ended March 28, 1997 was $1.91.

     A comparison of the Company's net income and net income per share as reported and on a pro forma basis had compensation cost been recorded based on the fair value at the grant dates for options and rights granted under the Company's plans in accordance with SFAS 123 for the years ended March 29, 1996 and March 28, 1997 is set forth below:

                                                 Year Ended        Year Ended
                                                  March 29,          March 28,
                                                    1996               1997
                                                 -----------        ----------
Net income                       As reported     $ 1,177,371        $1,010,659
                                 Pro Forma       $ 1,143,618        $  634,924

Net income per share - primary   As reported     $      0.30        $     0.22
                                 Pro Forma       $      0.30        $     0.14

Net income per share - assuming
  full dilution                  As reported     $      0.30        $     0.22
                                 Pro Forma       $      0.30        $     0.14

Common Stock Reserved

     Common stock reserved for issuance pursuant to the Company's stock option and purchase plans and outstanding common stock warrants at March 29, 1996 and March 28, 1997 is summarized as follows:


                                                   March 29,      March 28,
                                                     1996           1997
                                                   ---------      ---------
     Stock Option and Purchase Plans                 835,000        823,240
     Redeemable Warrants                                --          575,000
     Underwriter Warrants                               --          100,000
     Common Stock Purchase Warrants                   40,000           --
                                                   ---------      ---------
                                                     875,000      1,498,240
                                                   =========      =========

10.  INCOME TAXES

     There was no income tax expense (benefit) for the seven months ended October 30, 1994 and five months ended March 31, 1995. Income tax expense for the years ended March 29, 1996 and March 28, 1997 is summarized as follows:

                                                   Year Ended    Year Ended
                                                    March 29,     March 28,
                                                      1996          1997
                                                   ---------     ---------
     Current tax expense:
         Federal                                   $ 101,615     $ 564,265
         State                                        64,051        19,154
                                                   ---------     ---------
         Total current                               165,666       583,419
                                                   ---------     ---------
     Deferred tax (benefit) expense:
         Federal                                     150,019       (52,969)
         State                                        10,630         2,929
                                                   ---------     ---------
         Total deferred                              160,649       (50,040)
                                                   ---------     ---------
                                                   $ 326,315     $ 533,379
                                                   =========     =========

     Income tax expense differs from the amount of income taxes determined by applying the applicable U.S. statutory federal income tax rate to income (loss) before income taxes as a result of the following:

                           Seven Months    Five Months     Year         Year
                               Ended          Ended        Ended        Ended
                            October 30,     March 31,    March 29,    March 28,
                               1994           1995         1996         1997
                             ---------      ---------    ---------    ---------
Statutory U.S. tax rates     $(143,944)     $(362,298)   $ 511,253      524,973
State taxes, net                  --             --         47,181       12,642
Non-deductible expenses         15,479         41,177      102,866       58,375
Losses for which no tax
  benefit was provided         128,465        321,121         --
Utilization of loss
  carryforwards                   --             --       (334,985)     (71,995)
Other                             --             --           --          9,384
                             ---------      ---------    ---------    ---------
Effective tax rates          $    --        $    --      $ 326,315    $ 533,379
                             =========      =========    =========    =========

         Deferred tax assets and liabilities arising from temporary differences at March 29, 1996 and March 28, 1997 are comprised of the following:

                                                      March 29,      March 28,
                                                        1996           1997
                                                    -----------    -----------
   Deferred tax assets:
       Net operating loss carryforwards             $ 6,596,897    $ 5,410,844
       Inventories                                      900,258        907,415
       Accrued liabilities                              165,816        205,234
       Accrued restructuring charges                      6,365         10,770
       Deferred revenue                                 145,313        145,313
       Accounts receivable                               83,528         56,947
       Depreciation                                        --           51,345
       Long-term debt                                    35,976           --
                                                    -----------    -----------
           Total deferred tax assets                  7,934,153      6,787,868
                                                    -----------    -----------
   Deferred tax liabilities:
       Other assets                                     (72,128)       (45,136)
       Property and equipment                           (59,116)       (65,125)
       Depreciation                                     (87,083)          --
                                                    -----------    -----------
         Total deferred tax liabilities                (218,327)      (110,261)
                                                    -----------    -----------
   Excess of deferred tax assets over liabilities     7,715,826      6,677,607
   Valuation allowance                               (7,665,282)    (6,134,953)
                                                    ===========    ===========
   Net deferred tax assets                          $    50,544    $   542,654
                                                    ===========    ===========

     The valuation allowance for deferred tax assets during the seven months ended October 30, 1994 and five months ended March 31, 1995 increased by $1,388,060. The valuation allowance for deferred tax assets during the years ended March 29, 1996 and March 28, 1997 decreased by $1,406,634 and $1,530,329, respectively. A full valuation allowance was maintained through March 31, 1995 because of the uncertainty of realization of deferred tax assets.

     Income taxes currently payable for the years ended March 29, 1996 and March 28, 1997 were reduced by $454,868 and $71,995, respectively, through the utilization of net operating loss carryforwards. During the years ended March 29, 1996 and March 28, 1997, the Company reduced the valuation allowance and recorded tax benefits of $50,544 and $492,110, respectively. Deferred tax benefits from utilization of net operating loss carryforwards and reductions in the valuation allowance of $211,193 and $442,070 were allocated to reduce goodwill during the years ended March 29, 1996 and March 28, 1997, respectively.

     As of March 28, 1997, the Company has tax net operating loss carryforwards available to reduce future taxable income of approximately $14 million, which expire from 1998 through 2010. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depends predominantly upon the recognition of taxable income. Further, the utilization of these carryforwards is subject to annual limitations as a result of the change in ownership of the Company (as described in Note 2) as defined in the Internal Revenue Code. The limitation approximates $210,000 annually and represents the value of the Company's capital stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. This limitation does not reduce the total amount of net operating losses which may be taken, but rather substantially limits the amount which may be used during a particular year. As a result, the Company will be unable to use a significant portion of its net operating loss carryforwards.

11. RESTRUCTURING CHARGES AND CREDITS

     As a result of the Acquisition and additional financing described in Note 2, the Company was able to settle certain severance obligations under terminated employment contracts and negotiate the termination of certain non-cancelable lease obligations with respect to facilities closed in connection with a restructuring initiated in fiscal 1994. The severance and lease obligations were settled on terms more favorable than previously estimated, which resulted in the recognition of restructuring credits of $248,684 and $274,659, respectively, during the seven months ended October 30, 1994. In addition, the Company revised its estimate of certain other severance obligations, and recorded additional restructuring credits of $10,749. Accordingly, during the seven months ended October 30, 1994, the Company realized net restructuring credits of $534,092.

     During the year ended March 28, 1997, the Company initiated a consolidation plan intended to augment its on-going productivity and quality improvement programs. The consolidation plan provided for the closure of the Company's Kentucky manufacturing facility, the closure of the Company's Georgia corporate office facility, the consolidation of repair, refurbishment and conversion service operations into the Company's Virginia facility and the consolidation of corporate activities and product assembly operations into a new Georgia facility. In connection with this plan, the Company recorded restructuring charges of $62,500 during the year ended March 28, 1997. These restructuring charges consist of severance obligations and losses related to abandonment of assets. Relocation expenses and other incremental costs incurred in connection with the consolidation and charged to operations during the year ended March 28, 1997 approximated $350,000.

12. PROFIT SHARING RETIREMENT PLAN

     On January 1, 1995, the Company adopted a 401(k) retirement and profit sharing plan. Eligible employees of the Company who are 21 years of age with one or more years of service and who are not covered by collective bargaining agreements may elect to participate in the plan. Employees who elect to become participants in the plan may contribute up to 15% of their compensation to the plan up to a maximum dollar limit established by law. The Company may also
contribute   to  the  plan  at  the   discretion  of  the  Board  of  Directors.
Contributions by the Company may consist of matching contributions, discretionary profit sharing contributions and other special contributions. During the five months ended March 31, 1995 and years ended March 29, 1996 and March 28, 1997, the Company accrued profit sharing and retirement expense of $2,455, $15,650 and $26,808, respectively, pursuant to discretionary matching contributions authorized by the Board of Directors. Contributions to the plan funded by the Company during the years ended March 29, 1996 and March 28, 1997 amounted to $14,415 and $26,416, respectively. Participants are 100% vested with respect to their compensation contributions to the plan. Vesting in Company discretionary contributions begins at 20% after one year of service and increases by 20% annually each year until full (100%) vesting upon five years of service. The plan pays retirement benefits based on the participant's vested account balance. Benefit distributions are generally available upon a participant's death, disability or retirement. Participants generally qualify to receive retirement benefits upon reaching the age of 65. Early retirees generally qualify for benefits provided they have reached age 55 and have completed 5 years of service with the Company. Benefits are payable in lump sums equal to 100% of the participant's account balance.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information for the seven months ended October 30, 1994, five months ended March 31, 1995, excluding the effects of the Acquisition, and years ended March 29, 1996 and March 28, 1997 consists of the following:

                                    Seven
                                    Months    Five Months    Year        Year
                                    Ended       Ended       Ended       Ended
                                  October 30,  March 31,   March 29,   March 28,
                                     1994        1995        1996        1997
                                     ----        ----        ----        ----
Interest paid                      $457,019    $225,860    $966,153    $516,489
Income taxes paid                      --          --          --       624,644
Non-cash activities:
 Deferred offering expenses
  charged against proceeds of
  initial public offering              --          --          --       338,372
 Fixed assets acquired under
  capital leases                     33,753       9,069        --          --
 Retirement of capital lease
  obligation and write-off
  of related property                  --          --          --       933,510
 Write-off of property and
  equipment against accrued
  restructuring charges             185,777        --          --        41,133
 Write-off of property and
  equipment against
  impairment reserve                117,807        --          --          --
 Other current assets
  acquired by assumption
  of debt obligations               165,102        --       131,594        --
 Accrued liabilities converted
  to notes payable                     --       206,595        --          --
 Write-off of inventory
  against accrued
  restructuring charges              70,229        --          --          --
 Write-off of other
  assets against accrued
  restructuring charges                --        15,323        --          --
 Write-off of property and
  equipment against
  accounts payable                     --          --         1,600        --
 Increase in goodwill
  from distribution of
  escrow consideration                 --          --       329,709        --
 Tax benefits applied to
  goodwill                             --          --       211,193     442,070

14. COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

     Minimum future rental payments at March 28, 1997 under non-cancellable operating leases with an initial term of more than one year are summarized as follows:


1998                                                 $331,158
1999                                                  220,902
2000                                                  213,001
2001                                                  210,079
2002                                                  210,079
                                                 ------------
                                                    1,185,219
Less sublease rentals                                 (28,790)
                                                 ------------
                                                 $  1,156,429
                                                 ============

     Rental expense approximated $257,000 for the seven months ended October 30, 1994, $176,000 for the five months ended March 31, 1995, $376,000, net of sublease income of approximately $18,000, for year ended March 29, 1996 and $323,000, net of sublease income of approximately $45,000, for the year ended March 28, 1997.

Litigation, Disputes and Environmental Matters

     During the seven months ended October 30, 1994, the Company settled litigation against a supplier to recover costs and damages attributable to defective components supplied to the Company, and realized a gain of $261,000, net of legal fees of $56,000.

     Pursuant to the terms of a settlement agreement and mutual release dated July 3, 1996, a suit filed against the Company by a former supplier to collect approximately $400,000 of unpaid obligations was dismissed with prejudice. Under the terms of the settlement agreement, the Company paid $180,000 and agreed to pay an additional $112,500 in six equal monthly installments of $18,750 commencing on August 15, 1996. As a result of the settlement agreement, the Company realized a gain of $105,146 representing the difference between unpaid obligations recorded in the Company's accounts and aggregate settlement payments set forth in the settlement agreement. The gain is reflected in the Company's results of operations for the year ended March 28, 1997.

     The Company has been involved in a dispute with a former contract manufacturer since 1994 with respect to inventories acquired by the manufacturer for the Company's programs, which approximate $l million, unpaid obligations of the Company of approximately $265,000, and other matters including an alleged claim of lost profits by the contract manufacturer of approximately $916,000 related to the Company's minimum contract purchase commitment. The Company has alleged that the contract manufacturer breached the agreement, is obligated to pay unpaid obligations to the Company of approximately $125,000 and is obligated to the Company for lost business and expenses due to the delivery of defective products and the termination of a significant sales agreement. Neither party is presently pursuing the dispute. There is no assurance, however, that the dispute will not be pursued or escalate into litigation. Should the dispute escalate into litigation, the Company intends to defend and pursue its positions vigorously. In the opinion of management, the ultimate outcome of this matter will not have a material impact on the Company's financial position or its results of operations.

     The Company is a potentially responsible party with respect to undertaking response actions at a facility for the treatment, storage and disposal of hazardous substances operated by an unaffiliated party. In the opinion of management, the ultimate outcome of this environmental action will not have a material impact on the Company's financial position or its results of operations.

Significant Customers

     The Company's primary customers consist of the regional bell telephone companies. During the seven months ended October 30, 1994, three of the regional bell telephone companies accounted for 33%, 23% and 11% of the Company's consolidated sales. During the five months ended March 31, 1995, four of the regional bell telephone companies accounted for 34%, 23%, 11% and 10% of the Company's consolidated sales. During the year ended March 29, 1996, three of the regional bell telephone companies accounted for 47%, 17% and 24% of the Company's consolidated sales. During the year ended March 28, 1997, three of the regional bell telephone companies accounted for 14%, 16% and 60% of the Company's consolidated sales. Accounts receivable at March 29, 1996 and March 28, 1997 consists primarily of amounts due from the regional bell telephone companies.

Royalty and License Agreements

     Pursuant to the terms of an asset purchase agreement entered into on January 11, 1991, the Company agreed to pay royalties equal to 3.5% of sales of microprocessor-based components to a company affiliated with certain officers and employees of the Company. On November 9, 1994, the royalty provisions of the purchase agreement were amended to eliminate royalties for the period April 2, 1994 to September 30, 1994. In return, the term of the royalty obligation was extended from December 31, 1995 to June 30, 1996. Royalty expense under this agreement amounted to $3,900 during the seven months ended October 30, 1994, $93,578 during the five months ended March 31, 1995, $563,750 during the year ended March 29, 1996 and $196,144 during the year ended March 28, 1997.

     The Company has entered into a patent license agreement providing the Company with the exclusive world-wide rights to certain algorithm software covered by a patent application. The Company is obligated to pay license fees aggregating $200,000 at a rate of $50,000 annually over a four year period commencing on the date the patent is issued. Further, the agreement provides for the payment of royalties on products incorporating the licensed software. Minimum royalties payable upon issuance of the patent will range between $125,000 and $500,000 annually during the life of the patent. The term of the license agreement will correspond to the expiration date of the patent upon its issuance. As of March 28, 1997, the patent has not been issued. Accordingly, the Company has not recorded the contingent liability in the accompanying financial statements. Further, as of March 28, 1997, the Company has not sold any products incorporating the licensed software or incurred any royalty obligations under the agreement.

     In December 1994, the Company sold the rights to certain product software for an aggregate purchase price of $500,000. The Company received an exclusive irrevocable perpetual right to sublicense the software in connection with the sale of products to other customers. In return, the Company agreed to pay royalties equal to the greater of 4.44% of sales or $10 per unit sold. As of March 28, 1997, the Company has not sold any products incorporating the licensed software to other customers or incurred any royalty obligations under the agreement The Company was obligated to repay, three years from the date of the contract, a portion of the purchase price up to a maximum amount of $375,000 depending upon the amount of aggregate royalties paid pursuant to the agreement. However, in May 1997, the Company entered into an agreement that terminated the Company's royalty and repayment obligations.

Employment Contracts

     On October 31, 1994, the Company entered into an employment contract with one of its executives that provides for minimum annual compensation of $147,200 through December 31, 1996 and $160,000 from January 1, 1997 through December 31, 1997. The contract provides for compensation increases at the discretion of the Board of Directors, additional compensation in the form of bonuses based on performance, benefits equal to those provided to other executives of the Company, reimbursement of business expenses, travel and temporary living expenses and options to purchase shares of the Company's common stock. The agreement provides for annual renewals subsequent to December 31, 1997 at the option of the Company. Termination by the Company without cause entitles the executive to receive his current salary and benefits for the remaining term of the agreement or for a period of six months, whichever is greater. The agreement may be terminated by the executive upon 120 days notice effective on December 31, 1997 or thereafter.

     On October 31, 1994, the Company entered into an agreement with the Chairman of the Board of Directors that provides for minimum annual compensation of $60,000 through December 31, 1997. The agreement provides for additional compensation based on services performed not to exceed $2,500 per month, benefits equal to those provided to other executives of the Company, reimbursement of business expenses and options to purchase shares of the Company's common stock. Termination by the Company without cause entitles the Chairman to receive his current salary and benefits for the remaining term of the agreement or for a period of six months, whichever is greater. The agreement may be terminated by the Chairman upon 90 days written notice. Prior to execution of the Chairman's Agreement, the Chairman provided consulting services, as President of Atlantic Management Associates, Inc., to the Company during the seven months ended October 30, 1994 similar to those provided under the Chairman's Agreement. In addition, Atlantic Management Services, Inc. assisted the Company and its stockholders in their efforts to attract a buyer for the equity of the Company, and received a success fee in connection with the Acquisition of $75,000 representing compensation for such services. During fiscal 1995, the Company paid Atlantic Management Associates, Inc. $43,000 for consulting services, excluding expenses of $7,386, rendered prior to the date of the Chairman's Agreement. During fiscal 1995, the Company paid the Chairman and Atlantic Management Associates, Inc. $30,231, excluding expenses of $9,419, for services rendered under the terms of the Chairman's Agreement. During the year ended March 29, 1996, the Company paid the Chairman and Atlantic Management Associates, Inc. $66,000, excluding reimbursed expenses of $9,007, for services rendered under the terms of the Chairman's Agreement. During the year ended March 28, 1997, the Company paid the Chairman and Atlantic Management Associates, Inc. $69,000, excluding reimbursed expenses of $11,003, for services rendered under the terms of the Chairman's Agreement.

Purchase and Sales Commitments

     At March 28, 1997, the Company has outstanding purchase order commitments to purchase approximately $5.5 million of microprocessor-based products under the terms of a manufacturing agreement entered into in October 1994. Upon a termination of the agreement by the Company, the Company is obligated to purchase inventories held by the manufacturer and pay vendor cancellation and restocking charges, and a reasonable profit thereon. In addition, the Company is obligated to pay a cancellation penalty of up to $500,000 if it cancels its purchase obligation or a substantial portion thereof. The amount of the cancellation penalty, if any, will vary depending upon quantities purchased by the Company.

     In June 1997, the Company entered into an agreement that supersedes and terminates a December 1994 sales agreement. Under the new agreement, the Company agreed to reduce the customers remaining purchase commitment of certain smart processors and other components to approximately $3 million from approximately $8 million under the former agreement and, among other things, upgrade the customer's payphone management system. In return, the customer made a $250,000 cash payment to the Company, terminated the Company's obligation to pay royalties on sales of certain products to other customers and terminated the Company's obligation to repay $375,000 received from the sale of certain product software under the December 1994 agreement. The customer also agreed to make additional cash payments of $250,000 on July 2, 1997, $100,000 on September 1, 1997, $150,000 on December 31, 1997 and $250,000 on March 31, 1998 to the
Company subject to the Company's compliance with the terms and conditions of the agreement, including conditions with respect to product performance, service and repair. The customer has the right to cancel the agreement upon default by the Company. Therefore, there is no assurance that the Company will receive the additional payments or that its will ship the products set forth in the agreement.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth the name and age of each director and executive officer of the Company, his positions and offices with the Company, his period of service with the Company and his business experience for at least the past five years, and with respect to directors, their present principal occupation and other directorships held in public companies.

Directors

     Directors are elected to serve for a one-year term and until their successors are elected and qualified. The Bylaws of the Company provide that the number of directors shall be determined from time to time by the Board of Directors or the stockholders of the Company, but that there shall be at least one director. Directors of the Company who were serving as such at the end of the 1997 fiscal year are as follows:

Name                                       Age                    Director Since

David R. A. Steadman, Chairman             60                          1994
D. Thomas Abbott                           43                          1996
Vincent C. Bisceglia                       42                          1994
Charles E. Davidson                        44                          1994
Mark L. Plaumann                           41                          1997
Olivier Roussel                            50                          1986

     David R. A. Steadman. Mr. Steadman has been President of Atlantic Management Associates, Inc., a management services firm, since 1988. From 1990 to 1994, Mr. Steadman served as President and Chief Executive Officer of Integra -- A Hotel and Restaurant Company, and from 1987 to 1988, as Chairman and Chief Executive Officer of GCA Corporation, a manufacturer of automated semiconductor capital equipment. From 1980 to 1987, Mr. Steadman was a Vice President of Raytheon Company, a defense electronics manufacturer, and served in various management positions, most recently as President of its venture capital division. Mr. Steadman is Chairman of the Board of Directors of Wahlco Environmental Systems, Inc., a manufacturer of environmental conditioning systems. He is also a director of Aavid Thermal Technologies, Inc., which manufactures thermal management products and produces computational fluid dynamics software; Kurzweil Applied Intelligence, Inc., a voice recognition software company; and Vitronics Corporation, a manufacturer of reflow soldering ovens. Mr. Steadman was elected Chairman of the Board of Directors pursuant to an employment agreement described under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" in Item 11 -- "Executive Compensation."

     Thomas Abbott. Mr. Abbott has been Chairman of MeesPierson Holdings Inc., the United States operation of a Dutch merchant bank, since 1995. From 1993 to 1995, Mr. Abbott was Chairman and Chief Executive Officer of Savin Corporation, an office products company, and from 1989 to 1993, he was President of Harvest Group, Inc., a private investment firm. From 1976 to 1988, Mr. Abbott held various executive positions with Bankers Trust Company. Mr. Abbott is a director of International Mezzanine Investment N.V., Precise Holdings Inc., and Coffee Tree Limited.

     Vincent C. Bisceglia. Mr. Bisceglia has served as a director and as President and Chief Executive Officer of the Company since February 1994. Prior to that he served the Company as a consultant and in various management positions. From 1982 to 1986, Mr. Bisceglia was Executive Vice President of Transaction Management, Inc., a manufacturer of point-of-sale systems, and from 1978 to 1982, he held senior marketing positions with National Semiconductor-DTS and Siemens-Nixdorf Computer Corporation.

     Charles E. Davidson. Mr. Davidson has served as Chairman of the Board of Wexford Capital Corporation, which served as the investment manager to several private investment funds, including Wexford Partners Fund, L.P., the majority stockholder of the Company. Since January 1, 1995, Mr. Davidson has been
Chairman of Wexford Management LLC, a private investment management company, which now serves as the investment manager to Wexford Partners Fund, L.P. From 1984 to 1994, Mr. Davidson was a partner of Steinhardt Partners, L.P., a private investment firm, and from 1977 to 1984, Mr. Davidson was employed by Goldman, Sachs & Co., serving as Vice President of corporate bond trading. Mr. Davidson is Chairman of the Board of DLB Oil & Gas, Resurgence Properties Inc. and Presidio Capital Corp. and is a director of Wahlco Environmental Systems, Inc., a manufacturer of environmental conditioning systems.

     Mark L. Plaumann. Mr. Plaumann has been a Senior Vice President of Wexford Management LLC ("Wexford Management") since January 1996 and since March 1995 a director and/or Vice President of the general partner of various public partnerships managed by Wexford Management. Mr. Plaumann joined the predecessor entities of Wexford Management in February 1995. Prior to joining Wexford Management, Mr. Plaumann was a Managing Director of Alvarez & Marsal, Inc., a crisis management consulting firm, from 1990 to 1995, and from 1985 to 1990 he was with American Healthcare Management, Inc., an owner and operator of hospitals, where he served in a variety of capacities, most recently as its President. Prior to that he was with Ernst & Young LLP in its auditing and consulting divisions for eleven years. Mr. Plaumann is a director of Wahlco Environmental Systems, Inc., a manufacturer of environmental conditioning systems.

     Olivier Roussel. Mr. Roussel has been Chairman and President of Acor S.A., a private investment company, since 1975. From 1974 to 1977, he was a Vice President of Nobel-Bozel and from 1977 to 1982 he was an Assistant General Manager of Heli-Union. Mr. Roussel was a Director of Roussel-Uclaf from 1975 to 1982 and Chairman of Eminence S.A. from 1987 to 1990. He is Chief Operating Officer and a Director of Vacsyn S.A., a biotechnology company, and a director of Bollore Technologies, a public company listed on the Paris Stock Exchange.

Executive Officers

     Executive Officers are elected by the Board of Directors and serve until they resign or are removed by the Board. The Company's executive officers who served as such during fiscal 1997 are as follows:

Name                     Age               Positions and Offices

David R. A. Steadman     60       Chairman of the Board of Directors
Vincent C. Bisceglia     42       President and Chief Executive Officer,
                                  Director
M. Winton Schriner       50       Executive Vice President, Operations
Darold R. Bartusek       50       Senior Vice President, Sales and Marketing
William H. Thompson      44       Vice President, Finance, Chief Financial
                                  Officer and Secretary
Allen W. Vogl            49       Vice President, Engineering

     The business experience of Messrs. Steadman and Bisceglia is set forth above under the listing of directors of the Company.

     M. Winton Schriner. Mr. Schriner has served as Executive Vice President of Operations since July 1996. From August 1994 to April 1996, he served as Director of Contract Manufacturing. From 1991 to 1993, Mr. Schriner served the Company in various capacities including Vice President of Operations, Director of Marketing and Director of Engineering. Prior to joining the Company in 1991, he was at BellSouth Telecommunications Company for a period of 12 years in various management capacities with duties ranging from public communications to strategic planning and executive support. He holds a B.S. degree in Industrial Education and an M.S. degree in Vocational Rehabilitation from the University of Wisconsin.

     Darold R. Bartusek. Mr. Bartusek has served as Senior Vice President of Sales and Marketing since November 1996 and from February 1994 to April 1996 he was Vice President of Sales and Marketing. From 1991 to February 1994, Mr. Bartusek served the Company in various capacities including Vice President of Worldwide Sales and Vice President and General Manager of the Company's Smart Product Business. From August 1989 to January 1991, Mr. Bartusek served as Vice President of Marketing of the Public Communication Systems Division of Executone Information Systems, Inc., a supplier of smart payphone systems. From 1973 to 1988, Mr. Bartusek served GTE Communication Systems Corporation in various capacities including Director of Public Communications and Director of Advertising and Sales Promotion. Mr. Bartusek holds a B.B.A. degree from Mankato State University.

     William H. Thompson. Mr. Thompson has served as Vice President of Finance, Chief Financial Officer and Secretary of the Company since February 1994. From 1990 to 1994, he was Vice President of Finance. Prior to joining the Company, Mr. Thompson was Controller and Vice President of Finance of Cardiac Control Systems, Inc., a publicly-held medical device manufacturer, from May 1983 to May 1988 and Executive Vice President of Operations and Finance from May 1988 to June 1990. From June 1974 to May 1983, he held various positions, most recently as Audit Manager, with Price Waterhouse LLP, certified public accountants. Mr. Thompson is a certified public accountant in the State of Florida and holds a B.S. degree in accountancy from Florida State University.

     Allen W. Vogl. Mr. Vogl has served as Vice President of Engineering since February 1994 and before that, he served the Company in various capacities since 1981, including Vice President of Engineering, Executive Vice President and Chief Scientist. From 1972 to 1981, he was employed in various engineering and research and development capacities by Harris Corporation and Storage Technology Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("Insiders") to file reports of ownership and certain changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of those reports. Based solely on a review of Forms 3 and 4 and amendments thereto during the most recent fiscal year ended March 28, 1997 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended March 28, 1997 and any written representations by Insiders that no Form 5 is required, Messrs. Abbott, Bartusek, Bisceglia, Davidson, Roussel, Schriner, Steadman, Thompson and Vogl as well as Wexford Partners Fund, L.P. each filed late his Form 3, "Initial Statement of Beneficial Ownership of Securities" (required as a result of the Company's registration statement relating to its initial public offering becoming effective on May 10, 1996.)

                              --------------------

Item 11. EXECUTIVE COMPENSATION

     This item contains information about compensation, stock options grants and
employment   arrangements  and  other  information  concerning  certain  of  the executive officers of the Company.

Summary Compensation Table

     The following table sets forth the compensation the Company paid for services rendered during the fiscal years ended March 28, 1997, March 29, 1996 and March 31, 1995 by the Chief Executive Officer and the four other most highly compensated executive officers of the Company whose compensation exceeded $100,000 in fiscal 1997 and who were serving at the end of the 1997 fiscal year.


                                                                                       Long Term Compensation
                                                Annual Compensation                           Awards
                                    --------------------------------------------    ------------------------------
                                                                    Other Annual     Securities
                                                                      Compen-        Underlying        All Other
                                     Fiscal   Salary*     Bonus      sation (1)       Options        Compensation
Name and Principal Position           Year      ($)        ($)          ($)             (#)              ($)

Vincent C. Bisceglia (1)              1997    150,055    71,438       30,729             --             7,760 (2)
President & Chief Executive           1996    147,200       --        26,915             --             5,932
Officer                               1995    121,970    52,500       37,405            150,000         4,088

M. Winton Schriner                    1997    114,154       --           --             25,000          6,794 (3)
Executive Vice President,             1996     80,000       --           --             15,000          5,638
Operations                            1995     32,000       --           --             15,000          1,766

Darold R. Bartusek                    1997    104,000       --           --             25,000          7,390 (4)
Senior Vice President, Sales &        1996    104,000       --           --             15,000          6,282
Marketing                             1995    99,600     17,500          --             15,000          5,754

William H. Thompson (1)               1997    114,567       --           --             15,000          7,429 (5)
Vice President, Finance, Chief        1996    107,536       --           --             10,000          6,063
Financial Officer, Secretary          1995    102,986    35,000       40,147            30,000          6,029

Allen W. Vogl (1)                     1997    110,455       --        28,492               --           7,037 (6)
Vice President, Engineering           1996    108,400       --        31,824            15,000          6,456
                                      1995    103,814    35,000       38,269            15,000          6,110

-------------
*    Includes commissions.

(1) Other Compensation with respect to Mr. Bisceglia and Mr. Vogl represents the estimated incremental costs to the Company of reimbursements and payments of their travel expenses to and from the Company and their respective residences and temporary living expenses, and with respect to Mr. Thompson, represents reimbursement of relocation expenses.

(2) Of this amount, $198 represents the taxable portion of group term life insurance provided by the Company; $3,279 represents premiums paid by the Company for split-dollar universal life insurance; $2,284 represents premiums paid by the Company for long-term disability insurance; and $1,999 represents contributions made by the Company to the 401(k) Profit Sharing Retirement Plan for the account of the executive.

(3) Of this amount, $403 represents the taxable portion of group term life insurance provided by the Company; $3,713 represents premiums paid by the Company for split-dollar universal life insurance; $2,234 represents premiums paid by the Company for long-term disability insurance; and $444 represents contributions made by the Company to the 401(k) Profit Sharing Retirement Plan for the account of the executive.

(4) Of this amount, $311 represents the taxable portion of group term life insurance provided by the Company; $3,494 represents premiums paid by the Company for split-dollar universal life insurance; $2,503 represents premiums paid by the Company for long-term disability insurance; and $1,082 represents contributions made by the Company to the 401(k) Profit Sharing Retirement Plan for the account of the executive.

(5) Of this amount, $139 represents the taxable portion of group term life insurance provided by the Company; $3,725 represents premiums paid by the Company for split-dollar universal life insurance; $2,418 represents premiums paid by the Company for long-term disability insurance; and $1,147 represents contributions made by the Company to the 401(k) Profit Sharing Retirement Plan for the account of the executive.

(6) Of this amount, $214 represents the taxable portion of group term life insurance provided by the Company; $3,581 represents premiums paid by the Company for split-dollar universal life insurance; $2,773 represents premiums paid by the Company for long-term disability insurance; and $469 represents contributions made by the Company to the 401(k) Profit Sharing Retirement Plan for the account of the executive.

                              --------------------

Option Grants in the Last Fiscal Year

         The following table sets forth certain information with respect to options to purchase shares of common stock of the Company ("Common Stock") that were granted to each of the Company's executive officers named in the Summary Compensation Table, above, during the fiscal year ended March 28, 1997.

                                                                                           Potential Realizable
                                                                                          Value at Assumed Annual
                                                                                           Rates of Stock Price
                                                                                             Appreciation for
                                                 Individual Grants                            Option Term (2)
                              -------------------------------------------------------     ------------------------
                              Number of    Percent of Total
                              Securities  Options Granted to   Exercise
                              Underlying     Employees in       Price      Expiration         5%          10%
 Name                          Options     Fiscal Year 1997      ($)          Date            ($)         ($)

 Vincent C. Bisceglia            None              --             --           --             --           --
 M. Winton Schriner (1)         25,000            13%            9.50       07/23/06        149,362     378,513
 Darold R. Bartusek (1)         25,000            13%            9.50       07/23/06        149,362     378,513
 William H. Thompson (1)        15,000            8%             9.50       07/23/06        89,617      227,108
 Allen W. Vogl                   None              --             --           --             --           --

-------------
(1) These options were granted at an exercise price equal to the per share market value of the Common Stock on the grant date and vest in four equal annual installments on the grant date and the first three anniversaries of the grant date. In the event of a change in control of the Company, 50% of the shares not then exercisable will become fully exercisable.

(2) The potential realizable value is calculated based on the term of the option (ten years) at its date of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option; however, the optionee will not actually realize any benefit from the option unless the market value of the Company's stock price in fact increases over the option price.

                              --------------------

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth for each of the Company's executive officers named in the Summary Compensation Table, above, certain information regarding exercises of stock options during the fiscal year ended March 28, 1997 and stock options held at that date. The "Value of Unexercised In-the-Money Options at Fiscal Year End" is based on the difference between the market price of the Common Stock subject to the option on March 28, 1997 ($5.25 per share) and the option exercise (purchase) price per share. During fiscal 1997, there were no option exercises by any of the executive officers named in the Summary Compensation Table, above.

                              Number of Securities Underlying Unexercised       Value of Unexercised In-the-Money
                                      Options at Fiscal Year End                   Options at Fiscal Year End
                                                 (#)                                          ($)
                            ------------------------------------------------ ----------------------------------------
Name                              Exercisable            Unexercisable            Exercisable       Unexercisable

Vincent C. Bisceglia                112,500                 37,500                  478,125            159,375
M. Winton Schriner                   25,000                 30,000                  49,687              17,812
Darold R. Bartusek                   25,000                 30,000                  49,687              17,812
William H. Thompson                  31,250                 23,750                  96,875              33,125
Allen W. Vogl                        18,750                 11,250                  49,687              17,812

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

     Mr. Bisceglia. On October 31, 1994, the Company and Mr. Bisceglia entered into an employment agreement that expires on December 31, 1997, subject to certain early termination provisions and automatic renewal provisions. Pursuant to the agreement, Mr. Bisceglia serves as the President and Chief Executive Officer and as a director of the Company and is paid an annual salary of at least $147,200. His base salary is subject to annual review for merit and other increases at the discretion of the Board of Directors as of January 1, 1996 and each year thereafter, and as a result of such reviews, Mr. Bisceglia's annual salary was increased to $160,000 per year on January 1, 1997.

     Pursuant to the terms of the agreement, Mr. Bisceglia is entitled to the same benefits made available to the other senior executives of the Company on the same terms and conditions as such executives. The agreement provides that the Company will reimburse and/or pay on Mr. Bisceglia's behalf up to $4,000 per month of temporary living expenses, including travel to and from the Company and Mr. Bisceglia's residence, until the Company requires Mr. Bisceglia to relocate, at the Company's expense. Mr. Bisceglia is also entitled to receive an incentive bonus for each fiscal year during the term of the agreement equal to 2% of the operating profits of the Company, defined as net income before taxes, amortization and depreciation, interest, gains and losses arising from revaluation of assets, and charges or allocations by a parent or affiliated company except to the extent that such charges are for expenses that directly relate to the operations of the Company.

     Mr. Bisceglia was also granted pursuant to the agreement an option to purchase 150,000 shares of Common Stock at an exercise price of $1.00 per share under the Company's 1994 Omnibus Stock Plan. The shares subject to the option become exercisable in four equal annual installments commencing on the date of grant. In the event the Company's majority shareholder, Wexford Partners Fund, L.P., ceases to own at least 51% of the Company's outstanding voting stock, the option becomes exercisable in full. The option expires ten years from the date of grant, unless earlier terminated upon termination of Mr. Bisceglia's employment for cause or upon Mr. Bisceglia's resignation. The agreement contains provisions that require the Company, at the option of Mr. Bisceglia, to purchase unexercised option shares at market value if Mr. Bisceglia's employment is terminated by the Company for reasons other than cause. Otherwise, the option remains in effect until its expiration date.

     If the agreement is terminated by the Company without cause, Mr. Bisceglia is entitled to receive the amount of compensation and benefits he would otherwise have received for the remaining term of the agreement or for six months, whichever period is longer. The agreement is automatically renewed for additional one-year periods unless the Company provides Mr. Bisceglia 180 days notice of non-renewal or Mr. Bisceglia provides the Company with 120 days notice of termination on December 31, 1997, or on any date thereafter.

     Pursuant to the agreement, Mr. Bisceglia is indemnified by the Company with respect to claims made against him as a director, officer, and/or employee of the Company or any subsidiary of the Company to the fullest extent permitted by the Company's Certificate of Incorporation, its by-laws and the General Corporation Law of the State of Delaware.

     Mr. Steadman. Mr. Steadman is employed by the Company pursuant to an agreement dated October 31, 1994 at the rate of $5,000 per month plus $500 per day for each day spent on Company business outside of the New England area (in which Mr. Steadman's office is located), but not to exceed $7,500 in any one month. Pursuant to the agreement, Mr. Steadman is elected Chairman of the Board of Directors and in that capacity renders advice to the Board and management on business, operational and financial matters. Mr. Steadman is entitled to participate in employee benefit plans made available to other senior executives of the Company. The agreement also provided for the grant to Mr. Steadman of an option to purchase 50,000 shares of Common Stock at an exercise price of $1.00 per share. The option has substantially the same terms as those of Mr. Bisceglia's option, described above.

     Other Officers. Effective July 1, 1996, the Company adopted a policy regarding all officers of the Company, which is described under the heading "Report of the Compensation Committee on Executive Compensation -- Other Executive Officers," below.

Notwithstanding anything to the contrary set forth in any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Annual Report on Form 10-K in whole or in part, the following report of the Compensation Committee, and the Performance Graph shall not be deemed to be incorporated by reference into any such filings.

Report of the Compensation Committee on Executive Compensation

     This report has been prepared by the Compensation Committee of the Board of Directors of the Company and addresses the Company's compensation policies with respect to the Chief Executive Officer and executive officers of the Company in general for the fiscal year ended March 28, 1997. Except for Mr. Steadman, each member of the Committee is a non-employee director. Mr. Steadman's compensation is based on his employment agreement, described above, which was approved by the Board of Directors in November 1994.

Compensation Policy

     The overall intent of the Committee in respect of executive officers is to establish levels of compensation that provide appropriate incentives in order to command high levels of individual performance and thereby increase the value of the Company to its stockholders, and that are sufficiently competitive to retain and attract the skills required for the success and profitability of the Company. The principal components of executive compensation are salary, bonus and stock options.

Chief Executive Officer's Compensation

     The Chief Executive Officer's compensation for fiscal 1997 is based on a written employment agreement that was negotiated and entered into between him and the Company in October 1994 and is described above under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements." The salary in the agreement was determined to be appropriate by the members of the Committee at the time the agreement was entered into based on the financial and legal difficulties that the Company had experienced; the expertise and responsibility that the position requires; the Chief Executive Officer's experience with the Company in other capacities; and the subjective judgement of members of a reasonable compensation level. The increase in salary granted by the Committee in January 1997 was based on Mr. Bisceglia's performance during fiscal 1997 and that of the Company as a whole and the subjective judgement of Committee members of a reasonable raise.

Other Executive Officers

     Officers' Policy. Effective July 1, 1996, the Company adopted a policy regarding all officers of the Company to acknowledge that they have extra duties and responsibilities and that they are held to a higher standard of performance than employees generally. The policy provides, among other things, for Company-paid life insurance for each officer in the amount of two and one-half times base salary; long term disability insurance coverage; the establishment of an annual pool of funds from the Company's operating profits for the payment of bonuses; severance benefits in the event the officer's employment is terminated without cause consisting of a minimum of continued payment of two months' salary and a maximum of four months' salary, plus the continuation of Company benefits during the period of continued salary payment; and the acceleration of one-half of the officer's unvested option shares in the event of a sale of substantially all of the assets of the Company or a person or entity acquires more than 51% of the outstanding voting stock of the Company. The policy also provides the same level of indemnity as for Mr. Bisceglia, described above.

     Salary. During fiscal 1997, the salary of each executive officer other than the salary of the Chairman and the Chief Executive Officer (described above under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements") was based on the level of his prior salary and on the subjective judgement of members of the Committee as to what constitutes a compensation level that is fair and calculated to retain the executive in the Company's employ. In the case of one executive officer, his salary increase was also based on a promotion to a new position with increased responsibilities.

     Bonuses. In July 1996 pursuant to the Officers' Policy described above, the Compensation Committee adopted a bonus plan for the 1997 fiscal year covering officers which also covers key employees of the Company other than those covered under a sales bonus plan of the Company. Bonuses under the plan are to be paid out of a pool of funds equal to 15% of the net income of the Company (i) before taxes and before the payment of any bonuses paid outside of the plan, (such as to the Chief Executive Officer pursuant to his employment agreement) and (ii) after deducting an amount equal to 15% of stockholders' equity. The allocation of the fund to individual officers and key employees is based on the recommendations to the Compensation Committee of the Chairman and Chief
Executive Officer. The decision of the Compensation Committee is final and is based the recommendations it receives and the subjective judgement of members of the Committee.

     Mr. Bartusek's incentive bonus compensation as Senior Vice President of Sales and Marketing is based on the difference between the Company's quarterly revenues in fiscal 1996 and the corresponding quarterly revenues in fiscal 1997. If 1997 quarterly revenues meet a minimum target established for each quarter, he is paid a percentage of the difference. The plan was based on the budgeted revenues for fiscal 1997 and the subjective judgement of the members of the Committee as to the appropriate level of incentive payment if the budgeted minimum quarterly revenues are achieved. Payment of the incentive compensation is made only after the Company's year-end audit has been completed.

     Stock Options. Stock options are granted by the Stock Plans Committee of the Board of Directors. The Stock Plans Committee believes that stock ownership by executive officers is important in aligning management's and stockholders' interests in the enhancement of stockholder value over the long term. For options granted during fiscal 1997, the exercise price was equal to the market price of the Common Stock on the date of grant. The stock option grants made to the executive officers in fiscal 1997 were made based on the subjective judgement of the Committee members of the appropriate recognition for their services to the Company during the 1997 fiscal year and prior years.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code (enacted in 1993) generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executives. The Company's compensation payable to any one executive officer (including potential income from outstanding stock options) is currently and for the foreseeable future unlikely to reach that threshold. Qualifying, performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Committee currently intends to structure stock option grants to executive officers in a manner that complies with the performance-based requirements of the statute.

The Compensation Committee:   Charles E. Davidson
                              Mark L. Plaumann
                              David R. A. Steadman

Stock Plans Committee:        Charles E. Davidson
                              Mark L. Plaumann

Directors' Compensation

     Directors who are employees of the Company receive no compensation, as such, for services as members of the Board. Directors who are not employees of the Company receive no cash compensation for their services as directors. Mr. Steadman, who is an employee of the Company receives compensation as such. See "Compensation Committee Interlocks and Insider Participation," below. All directors are reimbursed for their out-of-pocket business expenses incurred in attending Board meetings and for performing any other services for the Company.

     Non-employee directors of the Company receive "formula" stock option grants under the Company's 1995 Non-Employee Director Stock Option Plan approved by stockholders on May 10, 1995. Each non-employee director serving on the date that the Company's initial registration statement became effective (May 10,
1996) was automatically granted an option to purchase 10,000 shares of Common Stock (the "Initial Grants") that became fully exercisable six months after the grant date. After the Initial Grants, each non-employee director is automatically granted an additional option to purchase 3,000 shares on each anniversary of September 1, 1996 so long as he is then serving as a non-employee director. Each non-employee director first elected to the Board after May 10, 1996 automatically receives an option to purchase 3,000 shares of Common Stock on the date of his or her election and, so long as he or she is then serving as a non-employee director, an additional option to purchase 3,000 shares of Common Stock on each anniversary of that date. All options under the Plan are granted at an exercise price per share equal to the market value of a share of Common Stock on the date of grant. Except for the Initial Grants, all options vest in full on the first anniversary of the grant date.

                              --------------------

Compensation Committee Interlocks and Insider Participation

     Decisions concerning executive compensation (other than that of the Chairman) are made by the Compensation Committee of the Board of Directors, which currently consists of Messrs. Davidson, Plaumann and Steadman. Mr. Steadman is Chairman of the Board of Directors and an employee of the Company; Messrs. Davidson and Plaumann are neither officers nor employees of the Company or any of its subsidiaries. During fiscal 1997, no executive officer of the Company served as a director or member of a compensation committee of another entity with which any director of the Company had any relationship as a director or officer, except that Mr. Steadman is Chairman of the Board of Directors and a member of the Compensation Committee of Wahlco Environmental Systems, Inc. of which Mr. Plaumann is a director and former President.

     Mr. Steadman was elected Chairman of the Board of Directors and is employed by the Company pursuant to an employment agreement that is described under the heading "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," above. In fiscal 1997, Mr. Steadman received compensation of $69,000, plus the reimbursement of $11,003 of out-of-pocket expenses incurred in rendering services to the Company and was also granted a stock option to purchase 15,000 shares of Common Stock at $5.00 per share.

     Pursuant to an acquisition in January 1991 of the assets of the Public Communication Systems Division of Executone Information Systems, Inc. ("PCS"), the Company was obligated to pay OAB, Inc. royalties of 3.5% of the Company's sales of microprocessor-based components through June 30, 1996. Mr. Bartusek and certain other employees of the Company, who were employees of PCS, are stockholders of OAB. Royalty payments under this agreement during fiscal 1997 through the June 30, 1996 expiration date were approximately $420,100 (including payments of accrued royalties at March 29, 1996 and debt payments on notes issued in respect of accrued royalties), of which Mr. Bartusek received approximately $80,000.

     Wexford Partners Fund, L.P. and Acor S.A. are parties to an Investment Agreement pursuant to which they acquired $2,361,082 and $438,918, respectively, of 10% subordinated notes of the Company in 1994. In May, 1996, the Company repaid the principal balances of these notes in full -- $2,361,082 to Wexford and $438,918, to Acor. Interest paid on the notes to Wexford and Acor during fiscal 1997 was $128,081 and $23,810, respectively.

                              --------------------

Performance Graph

     The following graph assumes an investment of $100 on May 10, 1996 (the date the Common Stock was first registered under Section 12 of the Exchange Act) and compares yearly changes thereafter (through March 28, 1997) in the market price of the Common Stock with (i) the Nasdaq Market Index for U.S. Companies (a broad market index) and (ii) the Nasdaq Telecommunications Index, a published industry index.

     The performance of the indices is shown on a total return (dividend reinvestment) basis; however, the Company paid no dividends during the period shown. The graph lines merely connect the beginning and end of the measuring periods and do not reflect fluctuations between those dates.

 [The following table was represented by a line graph in the printed material]

                                                       May 10,     March 28,
                                                        1996         1997

 Technology Service Group, Inc.                       $ 100.00     $ 54.70
 Nasdaq Market Index for U.S. Companies                 100.00       98.20
 Nasdaq Telecommunications Index                        100.00       84.93


                              --------------------

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT

     The following tables sets forth certain information regarding beneficial ownership of the outstanding common stock of the Company ("Common Stock") at June 1, 1997 by (i) each person known by the Company to own beneficially more than 5% of the Common Stock; (ii) each of the directors of the Company; (iii) the executive officers named in the Summary Compensation Table, in Item 11 -- "Executive Compensation" and (iv) all directors and executive officers as a group. The numbers and percentages assume for each person or group listed, the exercise of all warrants and stock options held by such person or group that are exercisable within 60 days of June 1, 1997, in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, but not the exercise of such warrants and stock options owned by any other person. Except as otherwise indicated in the footnotes, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to the shares of Common Stock shown as beneficially owned by them.

Security Ownership of Certain Beneficial Holders

Name and Address                    Number of Shares
of Beneficial Owner                  of Common Stock        Percentage of Class

Wexford Partners Fund, L.P.             2,444,286                 52.0%
411 West Putnam Avenue
Greenwich, CT 06830

Acor S.A.                                 454,386                  9.7%
17 Rue du Colisee
Paris, France 75008

Firlane Business Corp.                    235,028                  5.0%
Box 202
1211 Geneva 12, Switzerland

A.T.T. IV, NV                             549,450 (1)             11.6%
c/o Applied Communications
Technologies, Inc.
20 William Street
Wellesley, MA 02181

-----------------
(1) Of these shares, 183,150 shares are subject to purchase at $11.00 per share, (i) 142,857 shares from Wexford Partners Fund, L.P.; (ii) 26,557 shares from Acor S.A.; and (iii) 13,736 shares from Firlane Business Corp. If the options were exercised in full, Wexford would beneficially own 2,301,429 shares (49%); Acor would beneficially own 427,829 shares (9.1%); and Firlane would beneficially own 221,292 shares (4.7%) of the Common Stock.

                              --------------------

Security Ownership of Management
                                          Shares
Name of Beneficial Owner            Beneficially Owned       Percentage of Class

D. Thomas Abbott                            3,000 (1)                 *

Vincent C. Bisceglia                      114,154 (2)               2.4%

Charles E. Davidson                     2,454,286 (3)              52.0%

Mark L. Plaumann                        2,444,286 (4)              52.0%

Olivier Roussel                           464,386 (5)               9.9%

David R. A. Steadman                       45,407 (6)                 *

Darold R. Bartusek                         31,956 (7)                 *

M. Winton Schriner                         31,250 (7)                 *

William H. Thompson                        35,331 (8)                 *

Allen W. Vogl                              19,000 (9)                 *

All Directors and Executive
Officers as a Group (10 Persons)         3,198,720 /10              64.0%

--------------
*    Represents holdings of less than one percent.

(1) These shares are purchasable within 60 days of June 1, 1997 under a stock option at $10.71 per share.

(2) Of these shares, 112,500 shares are purchasable within 60 days of June 1, 1997 under a stock option at $1.00 per share.

(3) These shares include 10,000 shares that are purchasable within 60 days of June 1, 1997 under a stock option at $8.50 per share and 2,444,286 shares that are owned by Wexford Partners Fund, L.P., of which Mr. Davidson is an affiliate. Mr. Davidson disclaims beneficial ownership of the shares owned by Wexford Partners Fund, L.P.

(4) These shares are owned by Wexford Partners Fund, L.P., of which Mr. Plaumann is an affiliate. Mr. Plaumann disclaims beneficial ownership of these shares.

(5) These shares include 10,000 shares that are purchasable within 60 days of June 1, 1997 under a stock option at $8.50 per share and 454,386 shares that are owned by Acor S.A., of which Mr. Roussel is Chairman and President. Mr. Roussel disclaims beneficial ownership of the shares owned by Acor S.A..

(6) These shares include 45,000 shares that are purchasable within 60 days of June 1, 1997 under stock options at prices ranging from $1.00 to $5.00 per share.

(7) These shares include 31,250 shares that are purchasable within 60 days of June 1, 1997 under stock options at prices ranging from $1.00 to $9.50 per share.

(8) These shares include 35,000 shares that are purchasable within 60 days of June 1, 1997 under stock options at prices ranging from $1.00 to $9.50 per share.

(9) These shares include 18,750 shares that are purchasable within 60 days of June 1, 1997 under stock options at prices ranging from $1.00 to $5.00 per share, and 50 shares that are purchasable within 60 days of June 1, 1997 under redeemable warrants at a price of $11.00 per share.

(10) These shares include 2,444,286 shares that are owned by Wexford Partners Fund, L.P., (as to which Messrs. Davidson and Plaumann disclaim beneficial ownership); 454,386 shares that are owned by Acor S.A. (as to which Mr. Roussel disclaims beneficial ownership); and 296,750 shares that are purchasable within 60 days of June 1, 1997 under stock options at prices ranging from $1.00 to $10.71 per share.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference  is  made  to  "Compensation  of  Directors"  and   "Compensation
Committee  Interlocks  and  Insider   Participation"  in  Item  11--  "Executive
Compensation," above.

                              --------------------

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of Documents filed as part of this Report.

     (1)  Financial  Statements -- See the index to the financial  statements in
          Item 8 at page 39.

     (2) Financial Statement Schedules -- See the index to the financial statement schedules in Item 8 at page 39.

     (3)  Exhibits --

Exhibit No.                        Description of Exhibit
-----------                        ----------------------
3 (i)              Certificate of  Incorporation  (incorporated  by reference to
                   Exhibit 3 (i) to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

3 (ii) By-laws (incorporated by reference to Exhibit 3 (ii) to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

4.1(a) Warrant Agreement (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 29,
                   1996).

4.1(b)             Form of  Redeemable  Warrant  (incorporated  by  reference to
                   Exhibit 4.1(a) to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29, 1996).

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

10.4 Second Amendment to Loan and Security Agreement between Barclays Business Credit, Inc. and Technology Service Group, Inc. dated June 9, 1994 (incorporated by reference to Exhibit
                   10.4 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

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

10.7** Manufacturing Services Agreement TSG-1O94JLR dated October 21, 1994 by and between Technology Service Group, Inc. and Avex Electronics Inc. (incorporated by reference to Exhibit
                   10.8 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29,
                   1996).

10.8 Fifth Amendment to Loan and Security Agreement between Barclays Business Credit, Inc. and Technology Service Group, Inc. dated as of April 22, 1996 (incorporated by reference to
                   Exhibit 10.9 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29, 1996).

10.9** Amendment 002 to the Manufacturing Services Agreement TSG-1O49JLR dated October 21, 1994 by and between Technology Service Group, Inc. and Avex Electronics Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29, 1996).

10.10 Manufacturing Rights Agreement dated September 16, 1991 between Newco, Inc. (Commtek Industries, Inc.), Dynacom Corporation and International Service Technologies, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.11              Lease Agreement between Telematics Products, Inc. and William
                   M. Johnson dated July 14, 1988  (incorporated by reference to
                   Exhibit 10.13 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.12 Assignment of Lease between Executone Information Systems, Inc. and Technology Service Enterprises, Inc. dated January 11, 1991 (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.13 First Amendment to Lease Agreement between Mansell 400 Associates, L.P. and Technology Service Group, Inc. dated February 1993 (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.14 Lease between Steroben Associates and Comdial TeleServices Corporation dated August 1, 1986 (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.15** Dealer Agreement between Control Module, Inc. and Technology Service Group, Inc. dated November 18, 1994 (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29, 1996).

10.16*             Employment  Agreement between  Technology Service Group, Inc.
                   and Vincent C. Bisceglia dated October 31, 1994 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.17*             Chairman's  Agreement between  Technology Service Group, Inc.
                   and David R.A. Steadman dated October 31, 1994 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.18**            Patent  License  Agreement   (incorporated  by  reference  to
                   Exhibit 10.21 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29, 1996).

10.19 Warrant Agreement between Technology Service Group, Inc. and Avex Electronics Inc. dated May 23, 1995 (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.20* Employee Incentive Stock Option Agreement between Technology Service Group, Inc. and Vincent C. Bisceglia dated November 1, 1994 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.21* Incentive Stock Option Agreement between Technology Service Group, Inc. and David R.A. Steadman dated November 1, 1994 (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.22* Form of Employee Incentive Stock Option Agreement under the 1994 Omnibus Stock Plan of Technology Service Group, Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.23 Agreement and Plan of Merger among Wexford Capital Corporation, TSG Acquisition Corporation, Technology Service Group, Inc. and certain shareholders of Technology Service Group, Inc. dated October 11, 1994 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.24 Amendment dated October 31, 1994 to Agreement and Plan of Merger among Wexford Capital Corporation, TSG Acquisition Corporation, Technology Service Group, Inc. and certain shareholders of Technology Service Group, Inc. dated October 11, 1994 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.25 Subordination Agreement between Technology Service Group, Inc., Wexford Partners Fund, L.P., Acor, S.A. and Barclays Business Credit, Inc. dated October 31, 1994 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.26 Investment Agreement between Technology Service Group, Inc., Wexford Partners Fund, L.P., Acor, S.A. and Firlane Business Corp. dated October 31, 1994 (incorporated by reference to
                   Exhibit 10.30 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.27 Amended and Restated Stockholders' Agreement among Technology Service Group, Inc., Wexford Partners Fund, L.P., Acor, S.A., Firlane Business Corp. and A.T.T. IV, N.V. (incorporated by reference to Exhibit 10.31(b) to the Registrant's Form 10-K Annual Report for the year ended March 29, 1996).

10.28**            Contract No. XO8895D between  Technology  Service Group, Inc.
                   and NYNEX (incorporated by reference to Exhibit 10.37 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29, 1996).

10.29**            Contract No. C5262CO between  Technology  Service Group, Inc.
                   and Southwestern Bell Telephone Company (incorporated by reference to Exhibit 10.38 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29, 1996).

10.30*             1994 Omnibus Stock Plan (incorporated by reference to Exhibit
                   10.45 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.31 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.32* 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.47 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.33*** Lease Agreement between Technology Service Group, Inc. and McDonald Windward Partners II, L.L.C. dated November 12, 1996.

10.34*** Letter Agreement between Technology Service Group, Inc. and Mr. James Lacy dated September 18, 1996, amendment thereto and Assignment and Assumption of Real Estate Lease between Technology Service Group, Inc., Mr. James Lacy and G.P.E.D.C. dated November 6, 1996.

10.35*** Lease Extension Agreement Between Steroben Associates and Technology Service Group, Inc. dated August 1, 1996.

10.36*** Contract No. D08E20H44 between Southwestern Bell Telephone Company and Technology Service Group, Inc. dated June 9, 1997.

11.***             Statement re computation of per share earnings.

21.                Subsidiaries    of    Registrant:    International    Service
                   Technologies, Inc. (a Delaware corporation).

27.                Financial Data Schedule (Edgar Filing only).

      *    Management compensation contracts and plans.

      ** Registrant has received confidential treatment of a portion of this Exhibit, which portion has been separately filed with the Commission.

      ***  Filed herewith.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ended March 28, 1997.

SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                  Additions
                                                      ----------------------------------
                                          Balance at  Charged to       Charged to                           Balance at
                                          Beginning   Costs and          Other             Deductions-         End
Description                              of Period    Expenses      Accounts-Describe       Describe        of Period
-----------                              ---------    --------      -----------------       --------        ---------
Seven Months Ended October 30, 1994
  Allowance for doubtful accounts        $  278,590    $ 27,122        $ 70,000 (3)      $(102,494)(1)    $  273,218

  Reserve for obsolete and slow moving
    inventory                             1,643,774     223,064         (19,275)(4)        (10,653)(2)     1,836,910

  Reserve for impairment of property
    and equipment                           253,084                      (1,375)(6)       (117,807)(5)       133,902

Five Months Ended March 31, 1995
  Allowance for doubtful accounts           273,218     (3,467)                            (68,305)(1)       201,446

  Reserve for obsolete and slow moving
    inventory                             1,836,910      80,130         (58,498)(4)        (92,343)(2)     1,766,199

  Reserve for impairment of property
    and equipment                           133,902                                       (133,902)(7)       --

Year Ended March 29, 1996
  Allowance for doubtful accounts           201,446      10,099                              4,014 (1)       215,559

  Reserve for obsolete and slow moving
    inventory                             1,766,199     408,694         (57,511)(4)       (511,187)(2)     1,606,195

Year Ended March 28, 1997
  Allowance for doubtful accounts           215,559                     (70,000)(3)          1,401 (1)       146,960

  Reserve for obsolete and slow moving
    inventory                            $1,606,195    $264,151                          ($441,859)(2)    $1,428,487

--------------------
(1)  Write-off of uncollected accounts and recoveries.

(2)  Write-off of obsolete inventory, net of recoveries.

(3) Charges and credits to cost of goods sold with respect to accounts receivable and accounts payable offsets.

(4) Credits to cost of goods sold with respect to net realizable value reserves.

(5)  Write-off of assets included in reserve for impairment.

(6)  Restructuring charges (credits).

(7)  Purchase accounting adjustment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of June 1997.

                                      TECHNOLOGY SERVICE GROUP, INC.

                                      By:  /s/ Vincent C. Bisceglia
                                           --------------------------
                                           Vincent C. Bisceglia
                                           President & Chief Executive Officer

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

           Signature              Title                                Date
           ---------              -----                                ----

By: /s/ Vincent C. Bisceglia      President & Chief                  June 9,1997
   ---------------------------    Executive Officer, Director
        Vincent C. Bisceglia

By: /s/ William H. Thompson       Vice President, Finance           June 9, 1997
   ---------------------------    Chief Financial Officer
        William H. Thompson       Secretary (principal financial
                                  and accounting officer)

By: /s/ David R.A. Steadman       Director and Chairman             June 9, 1997
   ---------------------------    of the Board
        David R.A. Steadman

By: /s/ Charles E. Davidson       Director                          June 9, 1997
   ---------------------------
        Charles E. Davidson

By: /s/ Mark L. Plaumann          Director                          June 9, 1997
   ---------------------------
        Mark L. Plaumann

By: /s/ Olivier Roussel           Director                          June 4, 1997
   ---------------------------
        Olivier Roussel

By: /s/ D. Thomas Abbott          Director                          June 9, 1997
   ---------------------------
        D. Thomas Abbott

                                  EXHIBIT INDEX

Exhibit No.               Description of Exhibit                         At Page
-----------               ----------------------                         -------
3(i) Certificate of Incorporation (incorporated by reference to Exhibit 3 (i) to Amendment No. 1 to the Registrant's
          Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

3 (ii)    By-laws (incorporated by reference to Exhibit 3 (ii) to
          Amendment  No.  1  to  the  Registrant's   Registration
          Statement,  No. 33-80695, on Form S-1 filed on March 1,
          1996).

4.1(a)    Warrant Agreement (incorporated by reference to Exhibit
          4.1 to Amendment No. 2 to the Registrant's Registration
          Statement, No. 33-80695, on Form S-1 filed on March 29,
          1996).

4.1(b)    Form of Redeemable  Warrant  (incorporated by reference
          to   Exhibit   4.1(a)  to   Amendment   No.  3  to  the
          Registrant's  Registration Statement,  No. 33-80695, on
          Form S-1 filed on April 29, 1996).

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

10.4 Second Amendment to Loan and Security Agreement between Barclays Business Credit, Inc. and Technology Service Group, Inc. dated June 9, 1994 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

                                                                         At Page
                                                                         -------
10.5      Third Amendment to Loan and Security  Agreement between
          Barclays Business Credit,  Inc. and Technology  Service
          Group,  Inc.  dated  July  8,  1994   (incorporated  by
          reference to Exhibit 10.5 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on
          Form S-1 filed on March 1, 1996).

10.6 Fourth Amendment to Loan and Security Agreement between Barclays Business Credit, Inc. and Technology Service Group, Inc. dated October 31, 1994 (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.7** Manufacturing Services Agreement TSG-1O94JLR dated October 21, 1994 by and between Technology Service Group, Inc. and Avex Electronics Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29, 1996).

10.8 Fifth Amendment to Loan and Security Agreement between Barclays Business Credit, Inc. and Technology Service Group, Inc. dated as of April 22, 1996 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29, 1996).

10.9** Amendment 002 to the Manufacturing Services Agreement TSG-1O49JLR dated October 21, 1994 by and between Technology Service Group, Inc. and Avex Electronics Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29,
          1996).

10.10 Manufacturing Rights Agreement dated September 16, 1991 between Newco, Inc. (Commtek Industries, Inc.), Dynacom Corporation and International Service Technologies, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).

10.11 Lease Agreement between Telematics Products, Inc. and William M. Johnson dated July 14, 1988 (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.12 Assignment of Lease between Executone Information Systems, Inc. and Technology Service Enterprises, Inc. dated January 11, 1991 (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

                                                                         At Page
                                                                         -------
10.13     First Amendment to Lease Agreement  between Mansell 400
          Associates,  L.P. and Technology  Service  Group,  Inc.
          dated February 1993 (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registrant's
          Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.14 Lease between Steroben Associates and Comdial TeleServices Corporation dated August 1, 1986 (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).

10.15** Dealer Agreement between Control Module, Inc. and Technology Service Group, Inc. dated November 18, 1994 (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29,
          1996).

10.16* Employment Agreement between Technology Service Group, Inc. and Vincent C. Bisceglia dated October 31, 1994 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).

10.17* Chairman's Agreement between Technology Service Group, Inc. and David R.A. Steadman dated October 31, 1994 (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).

10.18**   Patent License Agreement  (incorporated by reference to
          Exhibit  10.21 to Amendment  No. 3 to the  Registrant's
          Registration Statement, No. 33-80695 on Form S-1, filed on April 29, 1996).

10.19 Warrant Agreement between Technology Service Group, Inc. and Avex Electronics Inc. dated May 23, 1995 (incorporated by reference to Exhibit 10.22 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).

10.20* Employee Incentive Stock Option Agreement between Technology Service Group, Inc. and Vincent C. Bisceglia dated November 1, 1994 (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.21* Incentive Stock Option Agreement between Technology Service Group, Inc. and David R.A. Steadman dated November 1, 1994 (incorporated by reference to Exhibit
          10.24 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

                                                                         At Page
                                                                         -------
10.22* Form of Employee Incentive Stock Option Agreement under the 1994 Omnibus Stock Plan of Technology Service
          Group, Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registrant's Registration
          Statement,  No. 33-80695, on Form S-1 filed on March 1,
          1996).

10.23 Agreement and Plan of Merger among Wexford Capital Corporation, TSG Acquisition Corporation, Technology Service Group, Inc. and certain shareholders of Technology Service Group, Inc. dated October 11, 1994 (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).

10.24 Amendment dated October 31, 1994 to Agreement and Plan of Merger among Wexford Capital Corporation, TSG Acquisition Corporation, Technology Service Group, Inc. and certain shareholders of Technology Service Group, Inc. dated October 11, 1994 (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.25 Subordination Agreement between Technology Service Group, Inc., Wexford Partners Fund, L.P., Acor, S.A. and Barclays Business Credit, Inc. dated October 31, 1994 (incorporated by reference to Exhibit 10.29 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).

10.26 Investment Agreement between Technology Service Group, Inc., Wexford Partners Fund, L.P., Acor, S.A. and Firlane Business Corp. dated October 31, 1994 (incorporated by reference to Exhibit 10.30 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).

10.27 Amended and Restated Stockholders' Agreement among Technology Service Group, Inc., Wexford Partners Fund, L.P., Acor, S.A., Firlane Business Corp. and A.T.T. IV, N.V. (incorporated by reference to Exhibit 10.31 (b) of Registrant's Form 10-K Annual Report for the year ended March 29,1996).

10.28** Contract No. XO8895D between Technology Service Group, Inc. and NYNEX (incorporated by reference to Exhibit
          10.37 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29, 1996).

10.29** Contract No. C5262CO between Technology Service Group, Inc. and Southwestern Bell Telephone Company (incorporated by reference to Exhibit 10.38 to Amendment No. 3 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on April 29,
          1996).

                                                                         At Page
                                                                         -------
10.30*    1994 Omnibus Stock Plan  (incorporated  by reference to
          Exhibit  10.45 to Amendment  No. 1 to the  Registrant's
          Registration Statement, No. 33-80695, on Form S-1 filed on March 1, 1996).

10.31 1995 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on
          Form S-1 filed on March 1, 1996).

10.32* 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.47 to Amendment No. 1 to the Registrant's Registration Statement, No. 33-80695, on Form S-1 filed on March 1,
          1996).

10.33***  Lease Agreement between  Technology Service Group, Inc.             96
          and  McDonald  Windward   Partners  II,  L.L.C.   dated
          November 12, 1996.

10.34***  Letter Agreement between Technology Service Group, Inc.            109
          and Mr. James Lacy dated September 18, 1996, amendment thereto and Assignment and Assumption of Real Estate
          Lease between Technology Service Group, Inc., Mr. James
          Lacy and G.P.E.D.C. dated November 6, 1996.

10.35***  Lease Extension  Agreement Between Steroben  Associates            124
          and Technology Service Group, Inc. dated August 1, 1996.

10.36***  Contract  No.  D08E20H44   between   Southwestern  Bell            126
          Telephone Company and  Technology  Service  Group, Inc.
          dated June 9, 1997.

11.***    Statement re computation of per share earnings.                    179

21.       Subsidiaries  of  Registrant:   International   Service
          Technologies, Inc. (a Delaware corporation).

27.       Financial Data Schedule (Edgar Filing only).                       180

*    Management compensation contracts and plans.
** Registrant has received confidential treatment of a portion of this Exhibit, which portion has been separately filed with the Commission.
***  Filed herewith.