Form 10-Q
period 1997-06-27
TECHNOLOGY SERVICE GROUP INC \DE\
filed 1997-08-11
CIK 1005274

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1997

                         Commission file number 0-28352

                         TECHNOLOGY SERVICE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                    59-1637426
   (State or other jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                   Identification Number)

20 Mansell Court East - Suite 200
         Roswell, Georgia                                     30076
(Address of  principal executive offices)                  (Zip Code)

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

                                   Yes _X_  No ___

At July 31, 1997, there were 4,708,476 shares of common stock, $.01 par value, outstanding.

                                     INDEX
                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

             Consolidated Balance Sheets at June 27, 1997
               (unaudited) and March 28, 1997                                3

             Consolidated Statements of Operations for the
               three months ended June 27, 1997 (unaudited) and
               June 28, 1996 (unaudited)                                     4

             Consolidated Statements of Cash Flows for the
               three months ended June 27, 1997 (unaudited) and
               June 28, 1996 (unaudited)                                     5

             Consolidated Statement of Changes in Stockholders'
               Equity for the three months ended June 27, 1997
               (unaudited)                                                   6

             Notes to Consolidated Financial Statements                      7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   10

PART II.   OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         TECHNOLOGY SERVICE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  June 27,            March 28,
                                                    1997                1997
                                              ---------------       ------------
                                                 (Unaudited)
ASSETS
Current assets:
    Cash                                        $     99,924       $     67,880
    Accounts receivable, less
        allowance for doubtful
        accounts of $147,000                       3,162,195          3,234,777
    Inventories                                    9,781,012         10,879,180
    Refundable income taxes                          301,146               --
    Deferred tax asset                               350,174            542,654
    Prepaid expenses and other
        current assets                               112,549            140,981
                                                ------------       ------------
          Total current assets                    13,807,000         14,865,472
Property and equipment, net                          723,758            847,443
Other assets                                       4,037,175          4,059,467
                                                ------------       ------------
                                                $ 18,567,933       $ 19,772,382
                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                            $      324,194       $    242,652
    Borrowings under revolving
       credit agreement                            2,399,705          3,810,961
    Accounts payable                               1,938,012          1,047,206
    Income taxes payable                                --              126,007
    Deferred revenue                                    --              375,000
    Accrued liabilities                              742,455          1,015,032
    Accrued restructuring charges                       --               27,794
                                             ---------------      -------------
          Total current liabilities                5,404,366          6,644,652
Long-term liabilities                                   --                 --
                                             ---------------      -------------
          Total liabilities                        5,404,366          6,644,652
                                             ---------------      -------------
Commitments and contingencies                           --                 --
Stockholders' equity:
    Preferred stock, $100 par value,
        100,000 authorized,
        none issued or outstanding                      --                 --
    Common stock, $.01 par value,
        10,000,000 shares authorized,
        4,701,760 shares issued and
        outstanding                                  47,018              47,018
    Capital in excess of par value               11,962,856          11,962,856
    Retained earnings                             1,159,579           1,122,449
    Cumulative translation adjustment                (5,886)             (4,593)
                                             --------------      --------------
          Total stockholders' equity             13,163,567          13,127,730
                                             --------------      --------------
                                             $   18,567,933      $   19,772,382
                                             ==============      ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                           ----------------------------------
                                              June 27,          June 28,
                                                1997              1996
                                           ---------------  -----------------


Net sales                                    $  6,216,558       $ 12,078,496
                                           ---------------  -----------------

Costs and expenses:
    Cost of goods sold                          5,122,640          9,840,449
    General and administrative
        expenses                                  554,065            644,985
    Marketing and selling
        expenses                                  164,555            361,478
    Engineering, research and
        development expenses                      292,028            409,095
    Litigation settlement                           --              (105,146)
    Interest expense                               72,150            141,540
    Other income                                  (14,089)           (16,187)
                                           ---------------  -----------------
                                                6,191,349         11,276,214
                                           ---------------  -----------------
Income before income tax (expense)
    benefit                                        25,209            802,282
Income tax (expense) benefit                       11,921           (217,202)
                                           ---------------  -----------------
Net income                                      $  37,130          $  585,080
                                           ===============  =================

Income per common and common
    equivalent share:
      Primary                                     $ 0.02             $  0.13
                                           ===============  =================
      Assuming full dilution                     $  0.02             $  0.13
                                           ===============  =================

Weighted average number of
    common and common equivalent
    shares outstanding:
      Primary                                   5,025,208          4,501,732
                                           ===============  =================
      Assuming full dilution                    5,025,208          4,501,732
                                           ===============  =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Three Months Ended
                                                               -----------------------------------
                                                                   June 27,           June 28,
                                                                     1997               1996
                                                               ---------------    ----------------
Cash flows from operating activities
    Net income                                                 $     37,130       $     585,080
    Adjustments to reconcile net income to net cash
      provided by (used for) operating activities
        Depreciation and amortization                               227,146             287,973
        Gain on disposition of assets                                  (633)              --
        Provisions for inventory losses and
          warranty expense                                           61,170             172,942
        Provision for uncollectible accounts receivable               --                 30,882
        Deferred tax expense (benefit)                              274,832            ( 45,390)
        Changes in operating assets and
          liabilities
          (Increase) decrease in accounts                            72,582          (2,795,058)
             receivable
          (Increase) decrease in inventories                      1,070,364          (1,203,069)
          (Increase) in refundable income taxes                    (301,146)              --
          Decrease in prepaid expenses and
            other current assets                                     28,432              75,517
          (Increase) in other assets                               (127,410)                (12)
          Increase in accounts payable                              890,806             515,291
          Increase (decrease) in income taxes payable              (126,007)            113,549
          (Decrease) in accrued liabilities                        (305,943)           (340,655)
          (Decrease) in accrued restructuring charges               (27,794)              --
          (Decrease) in deferred revenue                           (375,000)           (485,512)
          Other                                                          88                (633)
                                                               ------------       -------------
            Net cash provided by (used for)
               operating activities                               1,398,617          (3,089,095)
                                                               ------------       -------------
Cash flows from investing activities
    Proceeds from disposition of assets                                 696               --
    Capital expenditures                                            (37,555)            (58,981)
                                                               ------------       -------------
            Net cash used for investing  activities                 (36,859)            (58,981)
                                                               ------------       -------------
Cash flows from financing activities
    Net payments under revolving credit
      agreement                                                  (1,411,256)           (901,025)
    Proceeds from initial public offering, net
      of issuance expenses                                            --              8,648,215
    Proceeds from exercise of common stock
      options and warrants                                            --                160,000
    Repayment of notes payable to stockholders                        --             (2,800,000)
    Principal payments on long-term debt and
      capital lease obligations                                       --             (2,578,410)
    Increase in bank overdraft                                       81,542             760,228
                                                               ------------       -------------
            Net cash provided by (used for)
              financing activities                               (1,329,714)          3,289,008
                                                               ------------       -------------
Increase in cash                                                     32,044             140,932
Cash, beginning of period                                            67,880              19,787
                                                               ============       =============
Cash, end of period                                            $     99,924       $     160,719
                                                               ============       =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 27, 1997
                                   (Unaudited)



                                                     Capital in                         Cummulative
                                    Common           Excess of        Retained          Translation
                                     Stock           Par Value        Earnings           Adjustment         Total
                                    -------       -------------     -------------       -----------     -------------
Balance at March 29, 1996           $47,018       $  11,962,856     $   1,122,449        $ (4,593)      $  13,127,730
Net income for the period             --                 --                37,130           --                 37,130
Foreign currency translation
  adjustment                          --                 --                --               (1,293)            (1,293)
                                    -------       -------------     -------------         --------      -------------
Balance at June 27, 1997            $47,018       $  11,962,856     $   1,159,579         $ (5,886)     $  13,163,567
                                    =======       =============     =============         ========      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

         The accompanying unaudited consolidated balance sheet as of June 27, 1997, unaudited consolidated statements of operations for the three months ended June 27, 1997 and June 28, 1996, unaudited consolidated statements of cash flows for the three months ended June 27, 1997 and June 28, 1996, and unaudited consolidated statement of changes in stockholders' equity for the three months ended June 27, 1997 have been prepared in accordance with instructions to Form 10-Q. Accordingly, the financial information does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair presentation of the financial position of the Company at June 27, 1997 and its operations and its cash flows for the three months ended June 27, 1997 and June 28, 1996 have been made. For further information, refer to the audited financial statements and footnotes included in the Company's annual report on Form 10-K for the fiscal year ended March 28, 1997.

         The results of operations for the three months ended June 27, 1997 are not necessarily indicative of the results for the entire fiscal year ending April 3, 1998.

2. INVENTORIES

         Inventories at June 27, 1997 and March 28, 1997 consisted of the following:

                                                 June 27,            March 28,
                                                  1997                1997
                                            --------------       -------------

     Raw materials                          $    6,229,106       $   6,153,808
     Work-in-process                             1,826,929           2,117,668
     Finished goods                              2,840,375           4,036,191
                                            --------------       -------------
                                                10,896,410          12,307,667
     Reserve for potential losses               (1,115,398)         (1,428,487)
                                            --------------       -------------
                                            $    9,781,012       $  10,879,180
                                            ==============       =============

3. BORROWINGS UNDER REVOLVING CREDIT AGREEMENT

         At June 27, 1997 and March 28, 1997, the Company is able to borrow up to a maximum of $9 million under a revolving credit agreement pursuant to the terms of a Loan and Security Agreement (the "Loan Agreement") between the Company and its bank. At June 27, 1997 and March 28, 1997, the Company had outstanding debt of $2,399,705 and $3,810,961, respectively, under the revolving credit agreement. Indebtedness outstanding under the Loan Agreement is secured by substantially all assets of the Company including accounts receivable, inventories and property and equipment. The borrowing limit under the revolving credit agreement is based upon specified percentages applied to the value of collateral, consisting of eligible accounts receivable and inventories. Interest is payable monthly at a variable rate per annum equal to 1.5% above a base rate quoted by Citibank, N.A. (8.5% at June 27, 1997 and March 28, 1997).

4. INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Income per common and common equivalent share for the three months ended June 27, 1997 and June 28, 1996 is computed on the basis of the weighted average number of common shares outstanding and dilutive common equivalent shares outstanding during the period, except as required by Accounting Principles Board Opinion No. 15, Earnings per Share, all outstanding options and warrants have been included in the calculation in accordance with the modified treasury stock method and except as required by Securities and Exchange Commission Staff Accounting Bulletin ("SECSAB") Topic 4:D, shares of common stock underlying warrants issued and options granted during the 12 months prior to the Company's May 10, 1996 initial public offering at prices below the public offering price have been included in the calculation of weighted average of common and common equivalent shares outstanding as if they were outstanding as of the beginning of the periods.

5. INCOME TAXES

          Income taxes charged (credited) to operations for the three months ended June 27, 1997 and June 28, 1996 consisted of the following:

                                                      Three Months Ended
                                                 ------------------------------
                                                    June 27,         June 28,
                                                      1997              1996
                                                 ------------      -----------
          Current tax expense (benefit)
            Federal                               $  (257,308)     $   218,953
            State                                     (29,445)          43,640
                                                 ------------      -----------
                                                     (286,753)         262,593
                                                 ------------      -----------
          Deferred tax expense (benefit)
            Federal                                   248,486          (34,742)
            State                                      26,346          (10,649)
                                                 ------------      -----------
                                                      274,832          (45,391)
                                                 ------------      -----------
                                                 $    (11,921)     $   217,202
                                                 ============      ===========

         A reconciliation of income tax expense (benefit) for the three months ended June 27, 1997 and June 28, 1996 to income tax expense (benefit) determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes is as follows:

                                                      Three Months Ended
                                                 -------------------------------
                                                   June 27,           June 28,
                                                     1997              1996
                                                 -------------    --------------
          Statutory U.S. tax rates               $      8,361      $   272,776
          State taxes, net of federal
            benefit                                   (19,433)          26,276
          Non-deductible expenses                      13,564           14,932
          Utilization of loss carryforwards           (71,995)         (71,995)
          Other                                        57,582          (24,787)
                                                 ------------      -----------
          Effective tax rates                    $   (11,921)      $   217,202
                                                 ============      ===========

6. SUPPLEMENTAL CASH FLOW INFORMATION

          Supplemental cash flow information for the three months ended June 27, 1997 and June 28, 1996 consists of the following:

                                                          Three Months Ended
                                                     ---------------------------
                                                      June 27,         June 28,
                                                        1997             1996
                                                     ---------       -----------
          Interest paid                                $81,632      $   284,035
          Income taxes paid                            140,400          149,044
          Deferred offering expenses charged
            against proceeds of initial
            public offering                               --            338,372
          Tax benefits applied to goodwill              82,352          159,663

8. COMMITMENTS AND CONTINGENT LIABILITIES

         In June 1997, the Company entered into an agreement with Southwestern Bell Telephone Company ("SWBT") that supersedes and terminates a December 1994 agreement. Under the new agreement, the Company agreed to reduce SWBT's remaining purchase commitment to approximately $3 million from approximately $8 million under the former agreement. In addition, the Company provided an upgraded electronic key product and, among other things, agreed to provide equipment and software to upgrade SWBT's payphone management system. SWBT made a $250,000 cash payment to the Company, terminated the Company's obligation to pay royalties on sales of a certain product to other customers, terminated a contingent obligation of the Company to repay revenue of $375,000 from the sale of product software under the former agreement, and agreed to make additional cash payments to the Company of $250,000 on July 2, 1997, $100,000 on September 1, 1997, $150,000 on December 31, 1997 and $250,000 on March 31, 1998 subject to the Company's compliance with its obligations, including conditions with respect to performance, service and repair. SWBT has the right to cancel the agreement upon default by the Company. Therefore, there is no assurance that the Company will receive the additional payments or that it will ship the products set forth in the agreement.

         At June 27, 1997, the Company is committed to purchase approximately $5.5 million of product assemblies under the terms of a manufacturing agreement entered into in October 1994. Upon a termination of the agreement by the Company, the Company is obligated to purchase inventories held by the manufacturer and pay vendor cancellation and restocking charges, and a reasonable profit thereon. In addition, the Company is obligated to pay a cancellation penalty of up to $500,000 if it cancels its purchase obligation or a substantial portion thereof. The amount of the cancellation penalty, if any, will vary depending upon quantities purchased by the Company.

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

Results of Operations

         The  following   table  shows  certain  line  items  in  the  Company's
consolidated statements of operations for the three months ended June 27, 1997 and June 28, 1996 that are discussed below together with amounts expressed as a percentage of sales and with the change expressed as a percentage.

                                               Three Months               Three Months
                                                  Ended       Percent        Ended        Percent   Percentage
                                                June 27,         of         June 28,         of      Increase
                                                  1997         Sales          1996         Sales    (Decrease)
                                             ---------------- --------- ----------------- --------- ------------
 Sales                                       $  6,216,558         100%   $ 12,078,496       100%       (49%)
 Cost of goods sold                             5,122,640          82%      9,840,449        81%       (48%)
 General and administrative expenses              554,065           9%        644,985        5%        (14%)
 Marketing and selling expenses                   164,555           3%        361,478        3%        (54%)
 Engineering, research and development
   expenses                                       292,028           5%        409,095        3%        (29%)
 Litigation settlement                               --            --        (105,146)      (1%)      (100%)
 Interest expense                                  72,150           1%        141,540        1%        (49%)
 Income tax expense (benefit)                     (11,921)          0%        217,202        2%       (105%)


         Sales. The decrease in sales for the three months ended June 27, 1997 as compared to the three months ended June 28, 1996 is primarily attributable to
(i) a decrease in sales volume of smart payphone systems and processors and (ii) a 25% reduction in the sales price of GeminiTM processors under the terms of a sales agreement between the Company and Telesector Resources Group, Inc. and its affiliates ("NYNEX") entered into during the year ended March 28, 1997, offset by (i) an increase in exported wireless payphone systems of approximately $600,000 and (ii) sales revenue of $625,000 under the terms of a new sales agreement between the Company and Southwestern Bell Telephone Company ("SWBT") entered into in June 1997. Sales of smart payphone products decreased by approximately $6.7 million and accounted for approximately 25% of sales during the three months ended June 27, 1997 as compared to 69% of sales during the three months ended June 28, 1996. Refurbishment and repair services and related product sales for the three months ended June 27, 1997 decreased by approximately 10% as compared to the same period last year, and accounted for 55% of sales as compared to 31% last year. No export sales were made during the three months ended June 28, 1996.


         The Company believes that the uncertainty in the marketplace caused by the implementation of the Telecommunications Reform Act of 1996 (the "Telecommunications Act") and the merger activity within the industry is adversely affecting its sales. In addition, following a high level of demand at the start of the program last year, NYNEX has stabilized its deployment of the Company's smart payphone systems and processors under the five-year agreement entered into last year.

         In June 1997, the Company entered into an agreement with SWBT that supersedes and terminates a December 1994 agreement. Under the new agreement, the Company agreed to reduce SWBT's remaining purchase commitment of GemStarTM processor kits to approximately $3 million from approximately $8 million under the former agreement. In addition, the Company provided an upgraded electronic key product and, among other things, agreed to provide equipment and software to upgrade SWBT's payphone management system. SWBT made a $250,000 cash payment to the Company, terminated the Company's obligation to pay royalties on sales of GemStar processors to other customers, terminated a contingent obligation of the Company to repay revenue of $375,000 from the sale of product software under the former agreement, and agreed to make additional cash payments to the Company of $250,000 on July 2, 1997, $100,000 on September 1, 1997, $150,000 on December 31, 1997 and $250,000 on March 31, 1998
subject to the Company's compliance with its obligations, including conditions with respect to performance, service and repair.

         Cost of Goods Sold. Cost of goods sold as a percentage of sales increased to 82% for the three months ended June 27, 1997 as compared to 81% for the three months ended June 28, 1996. This increase resulted principally from the decrease in sales volume and sales prices referred to above and an increase in manufacturing costs of printed circuit board assemblies shifted to contract manufacturers, offset by the impact of the initial sales revenues recognized under the terms of the new agreement between the Company and SWBT.

         General and Administrative Expenses. The decline in general and administrative expenses is primarily attributable to the closure of one of the Company's manufacturing facilities during the year ended March 28, 1997, a decrease in accrued performance based compensation and a reduction in the provision for doubtful accounts receivable.

         Marketing and Selling Expenses. The decrease in marketing and selling expenses during the three months ended June 27, 1997 as compared to the same period last year is primarily attributable to the expiration of a royalty agreement and the resulting decrease in royalty expense associated with sales of smart payphone products.

         Engineering, Research and Development Expenses. The Company began to expand its engineering resources during the three months ended June 28, 1996 in order to facilitate the development of a new smart payphone processor and the implementation of lower-cost manufacturing methodologies. During the three months ended June 27, 1997, the requirement for contract engineering services diminished and the related expense decreased accordingly. Also, the Company capitalized approximately $130,000 of software development costs in connection with the development of its new smart payphone processor during the three months ended June 27, 1997. Software development costs during the three months ended June 28, 1996 were not significant.

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

         Interest Expense. The decrease in interest expense during the three months ended June 27, 1997 as compared to the same period last year is primarily due to the repayment of outstanding bank and stockholder debt obligations during May 1996 from proceeds of the Company's initial public offering. See "Liquidity and Capital Resources - Cash Flows From Financing Activities," below.

         Income Taxes. During the three months ended June 27, 1997, the Company recorded an income tax benefit of $11,921 on pre-tax income of $25,209 as compared to an income tax provision of $217,202 on pre-tax income of $802,282 for the three months ended June 28, 1996. Current tax benefits for the three months ended June 27, 1997 amounted to $286,753 as compared to current tax expense of $262,593 for the three months ended

June 28, 1996. Deferred tax expense for the three months ended June 27, 1997 amounted to $274,832 as compared to deferred tax benefits of $45,391 for the three months ended June 28, 1996.

Liquidity and Capital Resources

The Loan Agreement

         At June 27, 1997 and March 28, 1997, the Company is able to borrow up to a maximum of $9 million under a revolving credit agreement under the terms of a Loan and Security Agreement (the "Loan Agreement") between the Company and its bank. At June 27, 1997 and March 28, 1997, the Company had outstanding debt of $2,399,705 and $3,810,961, respectively, under the revolving credit agreement. Indebtedness outstanding under the Loan Agreement is secured by substantially all assets of the Company including accounts receivable, inventories and property and equipment. The borrowing limit under the revolving credit agreement is based upon specified percentages applied to the value of collateral, consisting of eligible accounts receivable and inventories. Interest is payable monthly at a variable rate per annum equal to 1.5% above a base rate quoted by Citibank, N.A. (8.5% at June 27, 1997 and March 28, 1997). The Loan Agreement expires on November 30, 1997, and is renewable annually for one-year periods unless terminated by the bank upon an occurrence of an event of default or by the Company upon at least 90 days notice.

         The Loan Agreement contains conditions and covenants that prevent or restrict the Company from engaging in certain transactions without the consent of the bank, including merging or consolidating, payment of subordinated stockholder debt obligations, declaration or payment of dividends, and disposition of assets, among others. Additionally, the Loan Agreement requires the Company to comply with specific financial covenants, including covenants with respect to cash flow, working capital and net worth. Noncompliance with any of these conditions and covenants or the occurrence of an event of default, if not waived or corrected, could accelerate the maturity of indebtedness outstanding under the Loan Agreement. Although the Company was in compliance with the covenants set forth in the Loan Agreement at June 27, 1997, there is no assurance that the Company will be able to remain in compliance with such covenants in the future.

         The Company uses the financing available under the Loan Agreement to finance its working capital requirements. If an event of default under the existing revolving credit facility were to occur, however, the Company's ability in this regard could be curtailed. In such event, the Company would seek alternative financing sources, but there is no assurance that alternative financing sources would be available on commercially reasonable terms, or at all. Further, the Loan Agreement expires on November 30, 1997 unless it is renewed in accordance with its terms. The Company is presently discussing renewal options with its bank. Although the Company believes that it will negotiate an acceptable renewal agreement, there is no assurance that its efforts will be successful. The Company's liquidity would be materially and adversely affected if it is unable to renew or refinance is present credit facility.

         The Company borrows funds to finance increases in accounts receivable and inventories and decreases in bank overdrafts, accounts payable and accrued liability obligations to the extent that such requirements exceed cash provided by operations, if any. The Company also uses the financing available under the revolving credit agreement to fund operations, investing activities and payments on long-term debt when necessary. The Company repays borrowed funds with cash, if any, provided by operating activities. The Company measures its liquidity based upon the amount of funds that the Company is able to borrow under the Loan Agreement, which varies based upon operating performance and the value of current assets and liabilities. At June 27, 1997, the Company was able to borrow approximately $5.4 million under its revolving credit facility.

Cash Flows From Financing Activities

         During May 1996, the Company completed an initial public offering of 1,150,000 Units, each Unit consisting of one share of common stock and a redeemable warrant, at a price of $9.00 per Unit for gross proceeds of $10,350,000. In connection with the offering, the Company issued warrants to the underwriter to purchase 100,000 shares of common stock (the "Underwriter Warrants") for gross proceeds of $10. Net proceeds received by the Company as of June 28, 1996, after underwriting discounts and expenses of $1,231,897 and other expenses of $808,269, aggregated $8,309,444. At March 29, 1996, the Company had incurred and deferred offering expenses of $338,372. Accordingly, net proceeds from the Company's initial public offering during the three months ended June 28, 1996 aggregated $8,648,215.

         The proceeds of the offering, net of underwriting discounts and expenses, were initially used to repay 10% interest bearing subordinated notes payable to stockholders of $2.8 million and outstanding indebtedness under the Loan Agreement of $6,318,113. Indebtedness outstanding under the Loan Agreement repaid with the net proceeds consisted of a $2.2 million term note due November 30, 1997, $309,524 outstanding under a $650,000 term note due November 30, 1997 and indebtedness under the revolving credit line of $3,808,589. Total principal payments on long-term debt and capital lease obligations during the three months ended June 28, 1996 aggregated $2,578,410.

         Net payments under the Company's revolving credit line during the three months ended June 27, 1997 amounted to $1,411,256 as compared to $901,025 during the three months ended June 28, 1996. Exclusive of payments made with the proceeds of the offering, the net proceeds under the revolving credit agreement during the three months ended June 28, 1996 aggregated $2,907,564.

         The Company has also established a cash management program with its bank pursuant to which the Company funds drafts as they clear the bank. Accordingly, the Company maintains bank overdrafts representing outstanding drafts and utilizes the cash management account as a source of funding. Bank overdrafts vary according to many factors, including the volume of business, and the timing of purchases and disbursements. During the three months ended June 27, 1997, the Company's bank overdrafts increased by $81,542 as compared to an increase of $760,228 during the three months ended June 28, 1996.

         In June 1996, the Company issued 40,000 shares of common stock for aggregate proceeds of $160,000 upon the exercise of outstanding common stock purchase warrants issued in May 1995.

Cash Flows From Operating Activities

         Three Months Ended June 27, 1997. Cash provided by operating activities during the three months ended June 27, 1997 amounted to $1,398,617. During the three months ended June 27, 1997, the Company's operations generated $599,645 in cash, after adjustments related to non-cash charges and credits of $562,515. Changes in operating assets and liabilities provided $798,972 of cash during the three months ended June 27, 1997. Inventories decreased by $1,070,364 primarily as a result of shipments of smart payphone products manufactured during the year ended March 28, 1997. Accounts payable increased by $890,806 primarily as a result of fluctuations in inventory purchases. The decrease in accrued liabilities of $305,943 and deferred revenue of $375,000 is primarily attributable to satisfaction of obligations under the new sales agreement between the Company and SWBT, and the payment of performance based compensation accrued at March 28, 1997. The increase in other assets is attributable to the capitalization of software development costs of approximately $130,000. The increase in refundable income taxes of $301,146 is primarily attributable to current tax benefits recognized the three months ended June 27, 1997. Income taxes payable declined by $126,007 due to payments made during the three months ended June 27, 1997.

         Three Months Ended June 28, 1996. Cash used to fund operating activities during the three months ended June 28, 1996 amounted to $3,089,095. During the three months ended June 28, 1996, the Company's operations generated $1,031,487 in cash, after adjustments related to non-cash charges and credits of $446,407. Changes in operating assets and liabilities used $4,120,582 of cash during the three months ended June 28, 1996. Accounts receivable increased by $2,795,058 as a result of an increase in the volume of business during the period. The increase in inventory of $1,203,069 and accounts payable of $515,291, although partially related to the increase in the volume of business, was primarily attributable to an excess of inventory purchases under purchase commitments over sales requirements as a result of a change in the delivery requirements of one of the Company's customers. During the three months ended June 28, 1996, the Company satisfied the majority of its delivery requirements with respect to prepayments from customers and deferred revenue decreased by $485,512. The decrease in accrued liabilities of $340,655 was primarily attributable to the payment of interest accrued under the terms of the subordinated notes payable to stockholders that were retired during the period, and the payment of performance based compensation accrued at the beginning of the period. Current tax expense for the period exceeded estimated tax payments and income taxes payable increased by $113,549.

Cash Flows From Investing Activities

         Cash used to fund investing activities during the three months ended June 27, 1997 amounted to $36,859 as compared to $58,981 during three months ended June 28, 1996. The Company's capital expenditures during these periods consisted primarily of investments in manufacturing tooling and equipment and automated test equipment. The Company expects that its capital expenditures over the next several quarters will increase as the Company continues to invest in manufacturing and test equipment required to improve its in-house prototype and manufacturing capabilities and moves forward to select and begin the implementation of new management information systems (see "Capital Commitments and Liquidity," below).

Capital Commitments and Liquidity

         The Company has not entered into any significant commitments for the purchase of capital assets. However, the Company intends to purchase and install information systems and capital equipment, including printed circuit board assembly equipment and other manufacturing equipment, to advance its prototype manufacturing and product testing capabilities during the next year. In addition, the Company intends to expand its manufacturing capabilities through the purchase of capital equipment in the future as required to meet the needs of its business. However, there can be no assurance that capital expenditures will be made as planned or that additional capital expenditures will not be required. The Company believes, based on its current plans and assumptions relating to its operations, that its sources of capital, including capital available under the revolving credit line and cash flow from operations will be adequate to satisfy its anticipated cash needs, including anticipated capital expenditures, for at least the next year. However, in the event that the Company's plans or the basis for its assumptions change or prove to be inaccurate, or cash flow and sources of capital prove to be insufficient to provide for the Company's cash requirements (due to unanticipated expenses, loss of sales revenues, a significant increase in inventories, operating difficulties or otherwise), the Company would be required to seek additional financing. In such an event, there can be no assurance that additional financing would be available to the Company on commercially reasonable terms, or at all.

         Extension of credit to customers and inventory purchases represent the principal working capital requirements of the Company, and significant increases in accounts receivable and inventory balances could have an adverse effect on the Company's liquidity. The Company's accounts receivable, less allowances for doubtful accounts, at June 27, 1997 and March 28, 1997 amounted to $3,162,195 and $3,234,777, respectively. Accounts receivable at June 27, 1997 and March 28, 1997 consists primarily of amounts due from the Regional Bell Operating Companies. The Company's inventories, less allowances for potential losses due to obsolescence and excess quantities, amounted to $9,781,012 and $10,879,180 at June 27, 1997 and March 28, 1997, respectively. The level of inventory maintained by the Company is dependent on a number of factors, including delivery requirements of customers, availability and lead-time of components and the ability of the Company to estimate and plan the volume of its business. The Company markets a wide range of services and products and the requirements of its customers vary significantly from period to period. Accordingly, inventory balances may vary significantly.

         At June 27, 1997, the Company is committed to purchase approximately $5.5 million of smart payphone assemblies under the terms of a manufacturing agreement entered into in October 1994. Upon a termination of the agreement by the Company, the Company is obligated to purchase inventories held by the manufacturer and pay vendor cancellation and restocking charges, and a reasonable profit thereon. In addition, the Company is obligated to pay a cancellation penalty of up to $500,000 if it cancels its purchase obligation or a substantial portion thereof. The amount of the cancellation penalty, if any, will vary depending upon quantities purchased by the Company.

Operating Trends and Uncertainties

         Dependence on Customers and Contractual Relationships. During the past three years, four of the RBOCs have accounted for the majority of the Company's sales. The Company anticipates that it will continue to derive most of its revenues from such customers, and other regional telephone companies, for the foreseeable future. Significant reductions and/or fluctuations in sales volume from these customers can have material adverse effects on the Company's business. In addition, the loss of a significant customer could have a material adverse effect on the Company's business.

         The Company's prospects for continued profitability are largely dependent upon the RBOCs upgrading the technological capabilities of their installed base of payphones, and utilizing the Company's products and services for such upgrade conversion programs. Also, the Company's prospects and the ability of the Company to maintain a profitable level of operations are dependent upon its ability to continue to secure contract awards from the RBOCs. In addition, the Company's prospects for growth are dependent upon the market acceptance and success of its smart payphone products, as well as development of smart products containing additional advanced features. If the Company is unable to attract the interest of the RBOCs to deploy the Company's smart payphone products, the Company's sales revenues, business and prospects for growth would be adversely affected. Further, the Company's ability to maintain and/or increase its sales is dependent upon its ability to compete for and maintain satisfactory relationships with the RBOCs, particularly those RBOCs that are presently significant customers of the Company.

         Sales Prices. The Company's agreements with its contract manufacturers generally provide that the Company will bear certain cost increases incurred by the manufacturer. Accordingly, the Company's manufacturing costs may fluctuate based on costs incurred by its contract manufacturers and such fluctuations could have a material and adverse impact on earnings. The Company's sales agreements with customers generally have fixed product prices with limited price escalation provisions. Consequently, there is a risk that the Company may not be able to increase sales prices when product costs increase. In the event the Company's costs increase without a corresponding price increase or orders are lost due to price increases, the Company's profitability would be adversely affected. The Company encounters substantial competition with respect to smart payphone contract awards from the RBOCs. Pending the release of the Company's new smart payphone processor later this year, market pressures have eroded margins on the product version currently being shipped. Until the Company releases its new smart payphone processor, the Company will realize little to no gross profit with respect to smart product sales to NYNEX. Any other price reductions in response to competition will result in reduced gross profit margins unless the Company is able to achieve reductions in product costs.

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

         Telecommunication Act. On February 8, 1996, the President signed into law the Telecommunications Reform Act of 1996 (the "Telecommunications Act"), the most comprehensive reform of communications law since the enactment of the Communications Act of 1934. As a result of the Telecommunications Act, the RBOCs will be permitted to manufacture and provide telecommunications equipment and to manufacture customer premises equipment when certain competitive conditions have been met. It is possible that one or more RBOCs will decide to manufacture payphone products, which would increase the competition faced by the Company and could decrease demand for the Company's products by such RBOCs. Notwithstanding, the Company believes that deregulation generally will benefit the Company. However, there can be no assurance that the Company will benefit from deregulation or that it will not be adversely affected by deregulation.

         Net Operating Loss Carryforwards. As of June 27, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $11 million to offset future taxable income. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards is limited after an ownership change, as defined in such Section 382, to an annual amount equal to the value of the loss corporation's outstanding stock immediately before the date of the ownership change multiplied by the federal long-term tax-exempt rate in effect during the month the ownership change occurred. Such an ownership change occurred on October 31, 1994 and could occur in the future. As a result, the Company will be subject to an annual limitation on the use of its net operating losses of approximately $210,000. This limitation only affects net operating losses incurred up to the ownership change and does not reduce the total amount of net operating losses which may be taken, but limits the amount which may be used in a particular year. Therefore, in the event the Company maintains profitable operations, such limitation would have the effect of increasing the Company's tax liability and reducing net income and available cash resources if the taxable income during a year exceeded the allowable loss carried forward to that year. In addition, because of such limitations, the Company will be unable to use a significant portion of its net operating loss carryforwards.

New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires disclosure of basic earnings per share based on income available to common stockholders and the weighted average number of common shares outstanding during the period, and diluted earnings per share based on income available to common stockholders and the weighted average number of common and dilutive potential common shares outstanding during the period. The adoption of SFAS 128 is required for fiscal years ending after December 15, 1997, and earlier adoption is not permitted. The adoption of SFAS 128 is not expected to have a material effect on the Company's results of operations or financial position.

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business during a period from transactions and events and circumstances from non-owner sources, and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 is not expected to have a material effect on the Company's results of operations or financial position.

         Also, in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires public entities to report certain information about operating segments, their products and services, the geographic areas in which they operate, and their major customers, in complete financial statements and in condensed interim financial statements issued to stockholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 is not expected to have a material effect on the Company's results of operations or financial position.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following exhibits are filed herewith as a part of this Report.

        Exhibit
          No.                  Description of Exhibit
          ---                  ----------------------
          11.      Statement re computation of per share earnings

          27.      Financial Data Schedule (EDGAR Filing only)

(b)      Reports on Form 8-K

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


                                   TECHNOLOGY SERVICE GROUP, INC.
                                           (Registrant)


Date:    August 6, 1997            By:  /s/  Vincent C. Bisceglia
                                        -----------------------------------
                                        Vincent C. Bisceglia
                                        President & Chief Executive Officer

                                   By:  /s/  William H. Thompson
                                        ----------------------------------
                                        William H. Thompson
                                        Vice President of Finance
                                          & Chief Financial Officer

                                  EXHIBIT INDEX


         Exhibit
          No.                      Description of Exhibit               At Page
          ---                      ----------------------               -------

          11.         Statement re computation of per share earnings       21

          27.         Financial Data Schedule (EDGAR filing only)          22