Form 10-Q
period 1997-09-26
TECHNOLOGY SERVICE GROUP INC \DE\
filed 1997-11-10
CIK 1005274

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1997

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

                                    No Change
              (Former name, former address and former fiscal year,
                         if changed from last report.)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_     No ___

At October 31, 1997, there were 4,708,851 shares of common stock, $.01 par value, outstanding.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets at September 26, 1997
           (unaudited) and March 28, 1997                                     3

          Unaudited Consolidated Statements of Operations for the
           Three Months and Six Months Ended September 26, 1997
           and September 27, 1996                                             4

          Unaudited Consolidated Statements of Cash Flows for the
           Six Months Ended September 26, 1997 and September 27, 1996         5

          Unaudited Consolidated Statement of Changes in Stockholders'
           Equity for the Six Months Ended September 26, 1997                 6

          Notes to Consolidated Financial Statements                          7

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      10

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                    20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         TECHNOLOGY SERVICE GROUP, INC.

                                 BALANCE SHEETS
                  (Dollars in thousands except per share data)


                                                                September 26,      March 28,
                                                                    1997             1997
                                                                -------------    -------------
                                                                 (Unaudited)
ASSETS
Current assets:
  Cash                                                          $         205    $          68
  Accounts receivable, less allowance for doubtful
    accounts of $109 and $147                                           4,090            3,235
  Inventories                                                          11,010           10,879
  Refundable income taxes                                                 267             --
  Deferred tax asset                                                      399              543
  Prepaid expenses and other current assets                                39              141
                                                                -------------    -------------
     Total current assets                                              16,010           14,866
Property and equipment, net                                               620              847
Goodwill                                                                3,148            3,252
Other assets                                                              968              807
                                                                -------------    -------------
                                                                $      20,746    $      19,772
                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                                $         768    $         243
  Borrowings under revolving credit agreement                           2,617            3,811
  Accounts payable                                                      3,455            1,047
  Income taxes payable                                                   --                126
  Deferred revenue                                                       --                375
  Accrued liabilities                                                     691            1,015
  Accrued restructuring charges                                          --                 28
                                                                -------------    -------------
        Total current liabilities                                       7,531            6,645
Long-term liabilities                                                    --               --
                                                                -------------    -------------
                                                                        7,531            6,645
                                                                -------------    -------------
Commitments and contingencies (Note 7)                                   --               --
Stockholders' equity:
  Preferred stock, $100 par value, 100,000 shares authorized,
    none issued or outstanding                                           --               --
  Common stock, $.01 par value, 10,000,000 shares authorized,
    4,708,851 and 4,701,760 shares issued and outstanding                  47               47
  Capital in excess of par value                                       11,990           11,963
  Retained earnings                                                     1,186            1,122
  Cumulative translation adjustment                                        (8)              (5)
                                                                -------------    -------------
      Total stockholders' equity                                       13,215           13,127
                                                                -------------    -------------
                                                                $      20,746    $      19,772
                                                                =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)

                                                       Three Months Ended                 Six Months Ended
                                                 ------------------------------    ------------------------------
                                                 September 26,    September 27,    September 26,    September 27,
                                                     1997             1996             1997             1996
                                                 -------------    -------------    -------------    -------------
Net sales                                        $       7,084    $      10,062    $      13,301    $      22,140
                                                 -------------    -------------    -------------    -------------
Costs and expenses:
  Cost of goods sold                                     5,906            7,770           11,029           17,610
  General and administrative expenses                      491              718            1,045            1,363
  Marketing and selling expenses                           185              194              350              555
  Engineering, research and
      development expenses                                 445              655              737            1,064
  Litigation settlement                                   --               --               --               (105)
  Interest expense                                          53               63              125              205
  Restructuring charges                                   --                 63             --                 63
  Other (income)                                           (14)             (13)             (28)             (30)
                                                 -------------    -------------    -------------    -------------
                                                         7,066            9,450           13,258           20,725
                                                 -------------    -------------    -------------    -------------
Income before income tax
  (expense) benefit                                         18              612               43            1,415
Income tax (expense) benefit                                 9             (227)              21             (445)
                                                 -------------    -------------    -------------    -------------
Net income                                       $          27    $         385    $          64    $         970
                                                 =============    =============    =============    =============
Income per common and common
  equivalent share:
    Primary                                      $        0.01    $        0.08    $        0.03    $        0.21
                                                 =============    =============    =============    =============
    Assuming full dilution                       $        0.01    $        0.08    $        0.03    $        0.21
                                                 =============    =============    =============    =============
Weighted average number of common and
  common equivalent shares outstanding:
    Primary                                              5,027            5,008            5,026            4,727
                                                 =============    =============    =============    =============
    Assuming full dilution                               5,027            5,008            5,026            4,727
                                                 =============    =============    =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Six Months Ended
                                                        ------------------------------
                                                        September 26,    September 27,
                                                            1997             1996
                                                        -------------    -------------
Cash flows from operating activities
  Net income                                            $          64    $         970
  Adjustments to reconcile net income to net
    cash provided by (used for) operating activities
      Depreciation and amortization                               415              579
      Provisions for inventory losses and
        warranty expense                                          103              341
      Provision for uncollectible accounts receivable             (37)              56
      Loss on disposition of assets                                 1             --
      Restructuring charges                                      --                 63
      Deferred tax expense (benefit)                              232             (134)
      Changes in operating assets and liabilities
        (Increase) decrease in accounts receivable               (818)             856
        (Increase) in inventories                                (154)          (5,190)
        (Increase) in refundable income taxes                    (267)            --
        Decrease in prepaid expenses and
          other current assets                                    102               18
        (Increase) in other assets                               (239)              (1)
        Increase (decrease) in accounts payable                 2,408             (612)
        Increase (decrease) in income taxes payable              (126)             284
        (Decrease) in deferred revenue                           (375)            (541)
        (Decrease) in accrued liabilities                        (404)            (492)
        (Decrease) in accrued restructuring charges               (28)            --
        Other                                                      (1)               1
                                                        -------------    -------------
        Net cash provided by (used for) operating
         activities                                               876           (3,802)
                                                        -------------    -------------
Cash flows from investing activities
  Capital expenditures                                            (98)            (198)
  Proceeds from disposition of assets                               1             --
                                                        -------------    -------------
        Net cash used for investing activities                    (97)            (198)
                                                        -------------    -------------
Cash flows from financing activities
  Net proceeds (payments) under revolving credit
    agreement                                                  (1,194)             702
  Proceeds from initial public offering, net of
    issuance expenses                                            --              8,635
  Proceeds from exercise of common stock
    options and warrants                                           27              164
  Repayment of notes payable to stockholders                     --             (2,800)
  Principal payments on long-term debt and
    capital lease obligations                                    --             (2,595)
  Increase in bank overdraft                                      525               31
                                                        -------------    -------------
    Net cash provided by (used for)
      financing activities                                       (642)           4,137
                                                        -------------    -------------
Increase in cash                                                  137              137
Cash, beginning of period                                          68               20
                                                        -------------    -------------
Cash, end of period                                     $         205    $         157
                                                        =============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.

             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE SIX MONTHS ENDED SEPTEMBER 26, 1997
                             (Dollars in thousands)


                                                          Capital in                   Cumulative
                                              Common       Excess of      Retained    Translation
                                               Stock       Par Value      Earnings     Adjustment       Total
                                            -----------   -----------   -----------   -----------    -----------
Balance at March 28, 1997                   $        47   $    11,963   $     1,122   $        (5)   $    13,127


Issuance of 7,091 shares upon exercise of
common stock options and purchase rights           --              27          --            --               27

Net income for the period                          --            --              64          --               64

Foreign currency translation adjustment            --            --            --              (3)            (3)
                                            -----------   -----------   -----------   -----------    -----------
Balance at September 26, 1997               $        47   $    11,990   $     1,186   $        (8)   $    13,215
                                            ===========   ===========   ===========   ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                         TECHNOLOGY SERVICE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

1. GENERAL

     The accompanying consolidated balance sheet as of March 28, 1997 has been derived from the audited financial statements of Technology Service Group, Inc. ("TSG") included in TSG's annual report on Form 10-K for the fiscal year ended March 28, 1997. The accompanying unaudited consolidated balance sheet as of September 26, 1997, unaudited consolidated statements of operations for the three months and six months ended September 26, 1997 and September 27, 1996, unaudited consolidated statements of cash flows for the six months ended September 26, 1997 and September 27, 1996 and unaudited statement of changes in stockholders' equity for the six months ended September 26, 1997 have been derived from TSG's books and records without audit and prepared in accordance with instructions to Form 10-Q. Accordingly, the financial information does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals and adjustments, necessary for a fair presentation of the financial position of TSG at September 26, 1997 and its operations and its cash flows for the three months and six months ended September 26, 1997 and September 27, 1996 have been made. For further information, refer to the audited financial statements and footnotes included in TSG's annual report on Form 10-K for the fiscal year ended March 28, 1997.

     The results of operations for the three months and six months ended September 26, 1997 are not necessarily indicative of the results for the entire fiscal year ending April 3, 1998.

2. INVENTORIES

     Inventories at September 26, 1997 and March 28, 1997 consisted of the following:

                                              September 26,      March 28,
                                                  1997             1997
                                              -------------    -------------

     Raw materials                            $       7,189    $       6,154
     Work-in-process                                  1,962            2,117
     Finished goods                                   3,104            4,036
                                              -------------    -------------
                                                     12,255           12,307
     Reserve for potential losses                    (1,245)          (1,428)
                                              -------------    -------------
                                              $      11,010    $      10,879
                                              =============    =============

3. BORROWINGS UNDER REVOLVING CREDIT AGREEMENT

     At September 26, 1997, TSG is able to borrow up to a maximum of $9,000 under the terms of a Loan and Security Agreement (the "Loan Agreement") between TSG and its bank. The Loan Agreement provides for revolving credit indebtedness up to the maximum amount based on specified percentages applied to the value of collateral consisting of accounts receivable and inventories. At September 26, 1997 and March 28, 1997, TSG had outstanding indebtedness of $2,617 and $3,811, respectively, under the revolving credit line. Indebtedness outstanding under the Loan Agreement is collateralized by substantially all assets of TSG including accounts receivable, inventories and property and equipment. Interest is payable monthly at a variable rate per annum equal to 1.5% above a base rate quoted by Citibank N.A. (8.5% at September 26, 1997 and March 28, 1997). The Loan Agreement expires on November 30, 1997, and is renewable for one-year periods unless terminated by the bank upon the occurrence of an event of default or by TSG upon at least 90 days' notice.

4. INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Income per common and common equivalent share for the three months and six months ended September 26, 1997 and September 27, 1996 is computed on the basis of the weighted average number of common shares outstanding and dilutive common equivalent shares outstanding during the period, except as required pursuant to Accounting Principles Board Opinion No. 15, Earnings per Share, all outstanding options and warrants have been included in the calculation in accordance with the modified treasury stock method and except as required pursuant to Securities and Exchange Commission Staff Accounting Bulletin ("SECSAB") Topic 4:D, shares of common stock underlying warrants issued and options granted during the 12 months prior to TSG's May 10, 1996 initial public offering at prices below the public offering price have been included in the calculation of weighted average of common and common equivalent shares outstanding as if they were outstanding as of the beginning of the period.

5. INCOME TAXES

     Income tax expense (benefit) charged (credited) to operations for the three months and six months ended September 26, 1997 and September 27, 1996 is summarized as follows:

                                             Three Months Ended                Six Months Ended
                                       ------------------------------    ------------------------------
                                       September 26,    September 27,    September 26,    September 27,
                                           1997             1996             1997             1996
                                       -------------    -------------    -------------    -------------
     Current tax expense (benefit):
       Federal                         $          28    $         275    $        (229)   $         494
       State                                       5               41              (24)              85
                                       -------------    -------------    -------------    -------------
                                                  33              316             (253)             579
                                       -------------    -------------    -------------    -------------
     Deferred tax expense (benefit):
       Federal                                   (28)             (78)             220             (113)
       State                                     (14)             (11)              12              (21)
                                       -------------    -------------    -------------    -------------
                                                 (42)             (89)             232             (134)
                                       -------------    -------------    -------------    -------------
                                       $          (9)   $         227    $         (21)   $         445
                                       =============    =============    =============    =============

     A reconciliation of income tax expense (benefit) determined by applying the U.S. statutory federal income tax rate to income before income taxes and income tax expense (benefit) charged (credited) to operations for the three months and six months ended September 26, 1997 and September 27, 1996 is as follows:

                                                 Three Months Ended                 Six Months Ended
                                           ------------------------------    ------------------------------
                                           September 26,    September 27,    September 26,    September 27,
                                               1997             1996             1997             1996
                                           -------------    -------------    -------------    -------------
     Income tax expense at U.S. statutory
     rate                                  $           7    $         208    $          15    $         481
     State taxes, net of federal benefit               3               18              (16)              44
     Non-deductible expenses                        --                 14               13               29
     Utilization of loss carryforwards              --               --                (72)             (72)
     Other                                           (19)             (13)              39              (37)
                                           -------------    -------------    -------------    -------------
     Income tax expense (benefit)
     charged (credited) to operations      $          (9)   $         227    $         (21)   $         445
                                           =============    =============    =============    =============

6. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental cash flow information for the six months ended September 26, 1997 and September 27, 1996 consists of the following:

                                                 Six Months Ended
                                            -----------------------------
                                            September 26,   September 27,
                                                 1997            1996
                                            -------------   -------------
     Interest paid                             $    137        $    340
     Income taxes paid                              140             294
     Deferred offering expenses charged
       against proceeds of initial public
       offering                                    --               338
     Realization of deferred tax assets
       applied to goodwill                           88             235

7. COMMITMENTS AND CONTINGENT LIABILITIES

     In June 1997, TSG entered into an agreement with Southwestern Bell Telephone Company ("SWB") that supersedes and terminates a December 1994 agreement. Under the new agreement, TSG agreed to reduce SWB's remaining purchase commitment to approximately $3,000 from approximately $8,000 under the former agreement. In addition, TSG provided an upgraded electronic key product and, among other things, agreed to provide equipment and software to upgrade SWB's payphone management system. SWB made a $250 cash payment to TSG upon execution of the agreement, terminated TSG's obligation to pay royalties on sales of a certain product to other customers, terminated a contingent obligation of TSG to repay revenue of $375 from the sale of product software under the former agreement, and agreed to make additional cash payments to TSG of $250 on July 2, 1997, $100 on September 1, 1997, $150 on December 31, 1997
and $250 on March 31, 1998 subject to TSG's compliance with its obligations, including conditions with respect to performance, service and repair. SWB has the right to cancel the agreement upon default by TSG. Therefore, there is no assurance that TSG will receive all of the scheduled payments or ship the products set forth in the agreement. However, as of September 26, 1997, TSG has met its obligations and has received all scheduled payments set forth in the agreement.

     At September 26, 1997, the Company is committed to purchase approximately $5.5 million of product assemblies under the terms of a manufacturing agreement entered into in October 1994. Upon a termination of the agreement by the Company, the Company is obligated to purchase inventories held by the manufacturer and pay vendor cancellation and restocking charges, and a reasonable profit thereon. In addition, the Company is obligated to pay a cancellation penalty of up to $500 if it cancels its purchase obligation or a substantial portion thereof. The amount of the cancellation penalty, if any, will vary depending upon quantities purchased by the Company.

8. BUSINESS COMBINATION

     On August 13, 1997, TSG entered into an Agreement and Plan of Merger with Elcotel, Inc. ("Elcotel") and Elcotel Hospitality Service, Inc. ("EHS"), a wholly-owned subsidiary of Elcotel (the "Merger Agreement"). The Merger
Agreement provides for the merger of EHS into TSG and for TSG to be the surviving corporation (the "Merger"). At the effective time of the Merger, each outstanding share of TSG's common stock will be converted into and represent the right to receive 1.05 shares of Elcotel common stock, $.01 par value per share. The closing of the Merger is subject to certain conditions and approvals, including the approval of TSG's and Elcotel's stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All dollar amounts, except per share data, stated in this Management's Discussion and Analysis of Financial Condition and Results of Operations are stated in thousands.

Forward Looking Statements

     This report contains certain forward looking statements concerning TSG's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified herein.

Results of Operations

          For the Three Months Ended September 26, 1997 Compared to the
                      Three Months Ended September 27, 1996

     The following table shows certain line items in TSG's consolidated statements of operations for the three months ended September 26, 1997 and September 27, 1996 that are discussed below together with amounts expressed as a percentage of sales and with the change expressed as a percentage increase or (decrease).

                                         Three                            Three
                                         Months                           Months
                                         Ended            Percent          Ended           Percent         Percentage
                                      September 26,         of          September 27,         of            Increase
                                          1997             Sales            1996            Sales          (Decrease)
                                      -------------    -------------    -------------   -------------    -------------
Sales                                   $   7,084            100%         $  10,062          100%              (30%)
Cost of goods sold                          5,906             83%             7,770           77%              (24%)
General and administrative expenses           491              7%               718            7%              (32%)
Engineering, research and
development expenses                          445              6%               655            7%              (32%)
Interest expense                               53              1%                63            1%              (16%)
Restructuring charges                          --             --                 63            1%             (100%)
Income tax expense (benefit)                   (9)            --                227            2%             (104%)

     Sales. The decrease in sales for the three months ended September 26, 1997 as compared to the three months ended September 27, 1996 is primarily attributable to (i) a decrease in sales volume of smart payphone systems and processors and (ii) a reduction in the sales price of GeminiTM processors of approximately 25% under the terms of a sales agreement between TSG and Telesector Resources Group, Inc. and its affiliates, including NYNEX Corp. ("NYNEX"), which has now merged into Bell Atlantic Corp., offset by (i) an increase in volume of exported wireless payphone systems and (ii) sales revenue of $350 under the terms of a new sales agreement between TSG and Southwestern Bell Telephone Company ("SWB") entered into in June 1997. Sales of smart payphone products consisted primarily of smart processors during the three months ended September 26, 1997. During the three months ended September 27, 1996, higher priced smart payphone systems accounted for approximately $2,288 of sales. Sales of smart payphone systems and processors decreased by approximately 60%, from $6,265 during the three months ended September 27, 1996 to $2,465 during the three months ended September 26, 1997. Export sales increased from approximately $160 during the three months ended September 27, 1996 to $668 during the three months ended September 26, 1997 due primarily to an increase in volume related to new customers.

     TSG believes that the uncertainty in the marketplace caused by a delay in the implementation of the Telecommunications Reform Act of 1996 (the "Telecommunications Act") has adversely affected its smart product sales volume. In addition, following a high level of start-up demand at the beginning of NYNEX's smart payphone conversion program last year, NYNEX has reduced its deployment of TSG's smart payphone systems and processors during TSG's current fiscal year. The Company is attempting to increase its sales volume of smart payphone products through other customer relationships. See "Operating Trends and Uncertainties," below for a discussion of TSG's dependence on significant customers and contractual relationships.

     In June 1997, TSG entered into an agreement with SWB that supersedes and terminates a December 1994 agreement. Under the new agreement, TSG agreed to reduce SWB's remaining purchase commitment of GemStarTM processor kits to approximately $3,000 from approximately $8,000 under the former agreement. In addition, TSG provided an upgraded electronic key product and, among other things, agreed to provide equipment and software to upgrade SWB's payphone management system. SWB made a $250 cash payment to TSG upon execution of the agreement, terminated TSG's obligation to pay royalties on sales of GemStar processors to other customers, terminated a contingent obligation of TSG to repay revenue of $375 from the sale of product software under the former agreement, and agreed to make additional cash payments to TSG of $250 on July 2, 1997, $100 on September 1, 1997, $150 on December 31, 1997 and $250 on March 31,
1998 subject to TSG's compliance with its obligations, including conditions with respect to performance, service and repair. During the three months ended September 26, 1997, TSG met its obligations, received and recorded sales of $350 under the terms of the agreement.

     Cost of Goods Sold. Cost of goods sold represented 83% of sales for the three months ended September 26, 1997 as compared to 77% of sales for the three months ended September 27, 1996. This increase resulted principally from an increase in manufacturing costs as a percentage of sales due to the decrease in sales volume of smart payphone products and the decrease in sales prices referred to above, offset by the impact of sales recognized under the terms of the new agreement between TSG and SWB and the increase in the percentage of higher margin export sales.

     General and Administrative Expenses. The decline in general and administrative expenses is primarily attributable to a reduction in expenses of approximately $72 from the closure of one of TSG's manufacturing facilities during the year ended March 28, 1997, a decrease in accrued performance based compensation of $61 due to the decline in income, a decrease in insurance expense of $25 due to favorable policy renewal terms, a decrease in shareholder communication costs of $10, a decrease in amortization of intangible assets of $43, a decrease in depreciation expense of $14 and a reduction in the provision for doubtful accounts receivable of $62, offset by an increase in rent expense of approximately $60. The additional rent expense related to a lease with respect to a new facility in Georgia that commenced on April 1, 1997. TSG originally planned to close its present corporate office facility and to consolidate its product assembly operations and corporate activities into the new facility. However, in view of the pending merger between TSG and Elcotel, Inc., TSG delayed the start-up of the new facility, and on September 30, 1997, assigned the lease to an unaffiliated third party.

     Engineering, Research and Development Expenses. TSG expanded its engineering resources during its 1997 fiscal year ended March 28, 1997 in order to facilitate the development of a new smart payphone processor and the implementation of lower-cost manufacturing methodologies. During the three months ended September 26, 1997, the requirement for contract engineering services diminished and the related expense, net of an increase in salaries and wages related to personnel additions of $41, decreased by approximately $105. Also, TSG capitalized approximately $102 of software development costs in connection with the development of its new smart payphone processor during the three months ended September 26, 1997. Software development costs capitalized during the three months ended September 27, 1996 were not significant.

     Interest Expense. The decrease in interest expense during the three months ended September 26, 1997 as compared to the same period last year is primarily due to the assignment of a capital lease obligation related to one of TSG's manufacturing facilities in November 1996. See "Restructuring Charges," below.

     Restructuring Charges. During August 1996, TSG approved and initiated a consolidation plan intended to augment its on-going productivity and quality improvement programs. In connection with this plan, TSG initiated the closure of one of its manufacturing facilities, and recorded a restructuring charge of $63, consisting primarily of estimated severance obligations, during the three months ended September 27, 1996.

     Income Taxes. During the three months ended September 26, 1997, TSG recorded an income tax benefit of $9 on pre-tax income of $18 as compared to income tax expense of $227 on pre-tax income of $612 for the three months ended September 27, 1996. Current tax expense for the three months ended September 26, 1997 amounted to $33 as compared to current tax expense of $316 for the three months ended September 27, 1996. Deferred tax benefits for the three months ended September 26, 1997 amounted to $42 as compared to deferred tax benefits of $89 for the three months ended September 27, 1996. Benefits of acquired deferred tax assets applied to goodwill during the three months ended September 26, 1997 approximated $6 versus $75 for the three months ended September 27, 1996.

           For the Six Months Ended September 26, 1997 Compared to the
                       Six Months Ended September 27, 1996

     The following table shows certain line items in TSG's consolidated statements of operations for the six months ended September 26, 1997 and September 27, 1996 that are discussed below together with amounts expressed as a percentage of sales and with the change expressed as a percentage increase or (decrease).

                                          Six                               Six
                                         Months                            Months
                                          Ended           Percent          Ended           Percent         Percentage
                                      September 26,          of         September 27,         of            Increase
                                          1997             Sales            1996            Sales          (Decrease)
                                      -------------    -------------    -------------   -------------    -------------
Sales                                   $ 13,301            100%           $ 22,140          100%              (40%)
Cost of goods sold                        11,029             83%             17,610           80%              (37%)
General and administrative expenses        1,045              8%              1,363            6%              (23%)
Marketing and selling expenses               350              3%                555            3%              (37%)
Engineering, research and
development expenses                         737              5%              1,064            5%              (31%)
Litigation settlement                        --              --                (105)          --              (100%)
Interest expense                             125              1%                205            1%              (39%)
Restructuring charges                        --              --                  63           --              (100%)
Income tax expense (benefit)                 (21)            --                 445            2%             (105%)

     Sales. The decrease in sales for the six months ended September 26, 1997 as compared to the six months ended September 27, 1996 is primarily attributable to
(i) a decrease in sales volume of smart payphone systems and processors and (ii) a reduction in the sales price of GeminiTM processors of approximately 25% under the terms of the sales agreement between TSG and NYNEX (which has merged into Bell Atlantic Corp.), offset by (i) an increase in volume of exported wireless payphone systems and (ii) sales revenue of $975 under the terms of the new sales agreement between TSG and SWB. Sales of smart payphone products consisted primarily of smart processors during the six months ended September 26, 1997. During the six months ended September 27, 1996, higher priced smart payphone systems accounted for approximately $7,015 of sales. Sales of smart payphone processors and systems decreased to $4,033 during the six months ended September 26, 1997 as compared to $14,491 during the six months ended September 27, 1996. Export sales increased to $1,267 during the six months ended September 26, 1997 as compared to $155 for the corresponding period last year due primarily to an increase in volume related to new customers. Sales related to other products and components and refurbishment and repair services for the six months ended September 26, 1997 decreased to $7,026 as compared to $7,494 for the corresponding period last year.

     Cost of Goods Sold. Cost of goods sold as a percentage of sales increased to 83% for the six months ended September 26, 1997 as compared to 80% for the six months ended September 27, 1996. This increase resulted principally from an increase in manufacturing costs as a percentage of sales due to the decrease in sales volume of smart payphone products and the decrease in sales prices referred to above, offset by the impact of sales revenues recognized under the terms of the new agreement between TSG and SWB and the increase in the percentage of higher margin export sales.

     General and Administrative Expenses. The decline in general and administrative expenses is primarily attributable to a reduction in expenses of approximately $123 from the closure of one of TSG's manufacturing facilities during the year ended March 28, 1997, a decrease in accrued performance based compensation of $79 due to the decline in income, a decrease in insurance expense of $27 due to favorable policy renewal terms, a decrease in depreciation expense of $32, a decrease in amortization of intangible assets of $46 and a reduction in the provision for doubtful accounts receivable of $93, offset by an increase in rent expense of approximately $100 under the facility lease assigned to an unaffiliated party on September 30, 1997.

     Marketing and Selling Expenses. The decrease in marketing and selling expenses during the six months ended September 26, 1997 as compared to the corresponding period last year is primarily attributable to the expiration of a royalty agreement and the resulting decrease in royalty expense of $205.

     Engineering, Research and Development Expenses. TSG expanded its engineering resources during its 1997 fiscal year ended March 28, 1997 in order to facilitate the development of a new smart payphone processor and the implementation of lower-cost manufacturing methodologies. During the six months ended September 26, 1997, the requirement for contract engineering services diminished and the related expense, net of an increase in salaries and wages related to personnel additions of $98, decreased by approximately $99. Also, TSG capitalized approximately $223 of software development costs in connection with the development of its new smart payphone processor during the six months ended September 26, 1997. Software development costs capitalized during the six months ended September 27, 1996 were not significant.

     Litigation Settlement. Pursuant to the terms of a settlement agreement and mutual release dated July 3, 1996, a suit filed against TSG by a former supplier to collect approximately $400 of unpaid obligations was dismissed with prejudice. As a result of the settlement agreement, TSG realized a gain of $105 during the six months ended September 27, 1996 representing the difference between unpaid obligations recorded in TSG's accounts and aggregate settlement payments set forth in the settlement agreement.

     Interest Expense. The decrease in interest expense during the six months ended September 26, 1997 as compared to the same period last year is primarily due to the repayment of outstanding bank and stockholder debt obligations during May 1996 from proceeds of TSG's initial public offering and the assignment of a capital lease obligation related to one of TSG's manufacturing facilities in November 1996. See "Restructuring Charges," below and "Liquidity and Capital Resources."

     Restructuring Charges. Restructuring charges during the six months ended September 27, 1996 relate to the closure of one of TSG's manufacturing facilities as previously discussed.

     Income Taxes. During the six months ended September 26, 1997, TSG recorded an income tax benefit of $21 on pre-tax income of $43 as compared to income tax expense of $445 on pre-tax income of $1,415 for the six months ended September 27, 1996. Current tax benefits for the six months ended September 26, 1997 amounted to $253 as compared to current tax expense of $579 for the six months ended September 27, 1996. Deferred tax expense for the six months ended September 26, 1997 amounted to $232 as compared to deferred tax benefits of $134 for the six months ended September 27, 1996. Benefits of net operating loss carryforwards used to offset current taxable income amounted to $72 during the six months ended September 26, 1997 and September 27, 1996. Benefits of acquired deferred tax assets applied to goodwill during the six months ended September 26, 1997 approximated $88 versus $235 for the six months ended September 27, 1996.

Liquidity and Capital Resources

     TSG is able to borrow up to a maximum of $9,000 under the terms of a Loan Agreement between TSG and its bank. The Loan Agreement provides for revolving credit indebtedness up to the maximum amount based on specified percentages applied to the value of eligible collateral consisting of accounts receivable and inventories. At September 26, 1997 and March 28, 1997, outstanding indebtedness under the Loan Agreement amounted to $2,617 and $3,811, respectively. At September 26, 1997 and March 28, 1997, outstanding indebtedness under the Loan Agreement bore interest at a variable rate per annum equal to 1.5% above a base rate quoted by Citibank, N.A. The base rate at September 26, 1997 and March 28, 1997 was 8.50% per annum. Amounts borrowed under the Loan Agreement are collateralized by substantially all assets of TSG, including accounts receivable, inventories and property and equipment. The Loan Agreement expires on November 30, 1997, and is renewable annually for one-year periods unless terminated by the bank upon an occurrence of an event of default or by TSG upon at least 90 days' notice.

     The Loan Agreement contains conditions and covenants that prevent TSG from engaging in certain transactions without the consent of the bank, including merging or consolidating, payment of subordinated stockholder debt obligations, declaration or payment of dividends, and disposition of assets, among others. Additionally, the Loan Agreement requires TSG to comply with specific financial covenants, including covenants with respect to cash flow, working capital and net worth. Noncompliance with any of these conditions and covenants or the occurrence of an event of default, if not waived or corrected, could accelerate the maturity of the indebtedness outstanding under the Loan Agreement. Although TSG is in compliance with the covenants set forth in the Loan Agreement as of September 26, 1997, there is no assurance that TSG will be able to remain in compliance with such covenants in the future.

     TSG uses the financing available under the Loan Agreement to finance its working capital requirements. If an event of default under the existing revolving credit facility were to occur, however, TSG's ability in this regard could be curtailed. In such event, TSG would seek alternative financing sources, but there is no assurance that alternative financing sources would be available on commercially reasonable terms, or at all.

     TSG also uses the financing available under the revolving credit line to fund investing activities and payments on long-term debt when necessary. TSG repays borrowed funds with cash, if any, provided by operating activities and equity transactions. TSG measures its liquidity based upon the amount of funds that TSG is able to borrow under the Loan Agreement, which varies based upon operating performance and the level of current assets and liabilities. At September 26, 1997, TSG had unused borrowing availability of approximately $3,633 under the revolving credit facility based on the value of eligible collateral.

     TSG has established a cash management program with its bank pursuant to which TSG funds drafts as they clear the bank. Accordingly, TSG maintains bank overdrafts representing outstanding drafts and utilizes the cash management account as a source of working capital funding. Bank overdrafts vary according to many factors, including the volume of business, and the timing of purchases and disbursements.

     TSG's cash flows for the six months ended September 26, 1997 and September 27, 1996 are summarized as follows:

                                                               Six Months Ended
                                                        ------------------------------
                                                        September 26,    September 27,
                                                             1997             1996
                                                        -------------    -------------
     Operations, net of non-cash charges and credits    $         778    $       1,875
     Changes in operating assets and liabilities                   98           (5,677)
                                                        -------------    -------------
     Cash provided by (used for) operating activities             876           (3,802)
     Investing activities                                         (97)            (198)
     Net proceeds (payments) under revolving credit            (1,194)             702
     Increase in bank overdraft                                   525               31
                                                        -------------    -------------
                                                                  110           (3,267)
                                                        -------------    -------------
     Principle payments on long-term debt and capital
     lease obligations                                           --             (2,595)
     Repayment of stockholder notes                              --             (2,800)
     Proceeds from equity transactions                             27            8,799
                                                        -------------    -------------
                                                                   27            3,404
                                                        -------------    -------------
     Increase in cash                                   $         137    $         137
                                                        =============    =============

     During the six months ended September 26, 1997, TSG generated $876 in cash from operating activities and $525 in cash from an increase in bank overdrafts, used $97 of cash to fund investing activities and repaid $1,194 of indebtedness under its revolving credit line. Proceeds from equity transactions consisted of proceeds from the exercise of options granted under TSG's stock option and stock purchase plans. During the year ended March 28, 1997, TSG retired all of its outstanding long-term debt and capital lease obligations.

     During the six months ended September 27, 1996, TSG used $3,802 of cash to fund operating activities and $198 of cash to fund investing activities, and generated $31 in cash from an increase in bank overdrafts. However, TSG completed an initial public offering of 1,150,000 Units, each Unit consisting of one share of common stock and a Redeemable Warrant, at a price of $9.00 per Unit for gross proceeds of $10,350 and net proceeds of $8,635 during the six months ended September 27, 1996. TSG used a portion of the proceeds from the offering to repay outstanding indebtedness under the revolving credit line, which reduced net proceeds under the credit line to $702 during the six months ended September 27, 1996. In addition, TSG used $2,800 of the proceeds from the offering to repay 10% interest bearing subordinated promissory notes payable to stockholders due November 1, 1999, and used $2,510 of the net proceeds to repay bank indebtedness consisting of a $2,200 term note due November 30, 1997 and $310 outstanding under a $650 term note due November 30, 1997. Other principal payments on long-term debt and capital lease obligations during the six months ended September 27, 1996 aggregated $85, including payments under a capital lease obligation assigned to an unaffiliated party in November 1996 with a then-outstanding balance of $933. Proceeds from equity transactions during the six months ended September 27, 1996 include proceeds of $164 from the exercise of outstanding common stock warrants and options granted under TSG's stock option and stock purchase plans.

     TSG has not entered into any significant commitments for the purchase of capital assets. The Company has delayed its plan to purchase and install information systems and capital equipment, including printed circuit board assembly equipment and other manufacturing equipment, to advance its prototype manufacturing and product testing capabilities pending the merger with Elcotel. TSG believes, based on its current plans and assumptions relating to its operations, that its sources of capital, including capital available under its revolving credit line and cash flow from operations will be adequate to satisfy its anticipated cash needs, including anticipated capital expenditures, for at least the next twelve months. However, in the event that TSG's plans or the basis for its assumptions change or prove to be inaccurate, or cash flow and sources of capital prove to be insufficient to provide for TSG's cash requirements (due to unanticipated expenses, loss of sales revenues, a significant increase in inventories, operating difficulties or otherwise), TSG would be required to seek additional financing. In such an event, there can be no assurance that additional financing will be available to TSG on commercially reasonable terms, or at all.

     Extension of credit to customers and inventory purchases represent the principal working capital requirements of TSG. The Loan Agreement between TSG and its bank limits outstanding revolving credit indebtedness collateralized by eligible inventory to $3,100 and limits aggregate indebtedness collateralized by inventory and accounts receivable to $9,000. Accordingly, significant increases in accounts receivable and inventory balances could have an adverse effect on TSG's liquidity. TSG's accounts receivable, less allowances for doubtful accounts, at September 26, 1997 and March 28, 1997 amounted to $4,090 and $3,235, respectively, and consists primarily of amounts due from its RBOC customers. TSG's inventories, less allowances for potential losses due to obsolescence and excess quantities, increased to $11,010 at September 26, 1997 from $10,879 at March 28, 1997. The level of inventory maintained by the Company is dependent on a number of factors, including delivery requirements of customers, availability and lead-time of components and the ability of TSG to estimate and plan the volume of its business. TSG markets a wide range of services and products and the requirements of its customers vary significantly from period to period. Accordingly, inventory balances may vary significantly.

     At September  26, 1997,  TSG is  committed to purchase  approximately  $5.5 million of smart payphone assemblies under the terms of a manufacturing agreement entered into in October 1994. Upon a termination of the agreement by TSG, TSG is obligated to purchase inventories held by the manufacturer and pay vendor cancellation and restocking charges, and a reasonable profit thereon. In addition, TSG is obligated to pay a cancellation penalty of up to $500 if it cancels its purchase obligation or a substantial portion thereof. The amount of the cancellation penalty, if any, will vary depending upon quantities purchased by TSG.

     On September 26, 1997, in contemplation of the merger with Elcotel and the assignment of the lease with respect to TSG's new Georgia facility, TSG entered into an agreement with Elcotel that provides for the assembly of certain of TSG's products by Elcotel at prices equal to TSG's cost. In the event the merger is not consummated, Elcotel has agreed, subject to certain exceptions, to continue to assemble such products at prices equal to TSG's cost until the first anniversary of the date Elcotel becomes obligated to provide manufacturing services under the agreement, and has agreed to reimburse TSG for certain costs in establishing a new manufacturing facility to replace the Georgia facility not to exceed $100.

Operating Trends and Uncertainties

     Dependence on Customers and Contractual Relationships. During the past three years, four of the RBOCs have accounted for the majority of TSG's sales. TSG anticipates that it will continue to derive most of its revenues from such customers, and other regional telephone companies, for the foreseeable future. Significant reductions and/or fluctuations in sales volume from these customers, such as TSG experienced during the three months and six months ended September 26, 1997 as compared to the three months and six months ended September 27, 1996, can have material adverse effects on TSG's business. In addition, the loss of a significant customer could have a material adverse effect on TSG's business.

     TSG's prospects for continued profitability are largely dependent upon the RBOCs upgrading the technological capabilities of their installed base of payphones, and utilizing TSG's products and services for such upgrade conversion programs. Also, TSG's prospects and the ability of TSG to maintain a profitable level of operations are dependent upon its ability to continue to secure contract awards from the RBOCs. In addition, TSG's prospects for growth are dependent upon the market acceptance and success of its smart payphone products, as well as development of smart products containing additional advanced features. If TSG is unable to attract the interest of the RBOCs to deploy its smart payphone products, TSG's sales revenues, business and prospects for growth would be adversely affected. Further, TSG's ability to maintain and/or increase its sales is dependent upon its ability to compete for and maintain satisfactory relationships with its customers.

     Sales Prices. TSG's agreements with its contract manufacturers generally provide that TSG will bear certain cost increases incurred by the manufacturer. Accordingly, TSG's manufacturing costs may fluctuate based on costs incurred by its contract manufacturers and such fluctuations could have a material and adverse impact on earnings. TSG's sales agreements with customers generally have fixed prices with limited price escalation provisions. Consequently, there is a risk that TSG may not be able to increase sales prices when product costs increase. In the event TSG's costs increase without a corresponding price increase or orders are lost due to price increases, TSG's profitability would be adversely affected. TSG encounters substantial competition with respect to smart payphone contract awards from the RBOCs. Pending the release of TSG's new smart payphone processor later this year, market pressures have eroded margins on the product version currently being shipped. Until TSG releases its new smart payphone processor, TSG will realize little to no gross profit with respect to smart product sales to NYNEX as was the case during the three months and six months ended September 26, 1997.

     Seasonality. TSG's sales are generally stronger during periods when weather does not interfere with the maintenance and installation of payphone equipment by TSG's customers, and may be adversely impacted near the end of the calendar year by the budget shortfalls of customers. However, TSG may also receive large year-end orders from its customers for shipment in December depending upon their budget positions. In the event TSG does not receive any significant end of year orders for its smart payphone products, its third quarter sales may decline significantly in relation to other quarters.

     Sources of Supply and Dependence on Contract Manufacturers. TSG generally assembles its smart payphone products from assemblies produced by certain manufacturers under contractual arrangements. To the extent that such manufacturers encounter difficulties in their production processes that delay shipment to TSG or that affect the quality of items supplied to TSG, TSG's ability to perform its sales agreements or otherwise to meet supply schedules with its customers can be adversely affected. In the event that contract manufacturers delay shipments or supply defective materials to TSG, and such delays or defects are material, TSG's customer relations could deteriorate and its sales and operating results could be materially and adversely affected.

     As a percentage of revenues, the majority of TSG's products contain components or assemblies that are purchased from single sources. TSG believes that there are alternative sources of supply for most of the components and assemblies currently purchased from those sources. Most of the components and assemblies used by TSG for which there are not immediately available alternative sources of supply are provided to TSG under standard purchase arrangements. In addition, suppliers of certain electronic parts and components to TSG and its contract manufacturers occasionally place their customers on allocation for those parts. If a shortage or termination of the supply of any one or more of such components or assemblies were to occur, TSG's business could be materially and adversely affected. In such event, TSG would have to incur the costs associated with redesigning its products to include available components or assemblies or otherwise obtain adequate substitutes, and those costs could be material. Also, any delays in redesigning products or obtaining substitute components could adversely affect TSG's business.

     Telecommunications Act. On February 8, 1996, the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act"), the most comprehensive reform of communications law since the enactment of the
Communications Act of 1934. Although TSG believes that the uncertainty in the industry caused by a delay in the implementation of certain payphone provisions, including the "dial around" compensation order, of the Telecommunications Act has had an adverse impact on its smart product sales volume, the Company believes that passage of the Telecommunications Act will have a favorable impact on the profitability of the payphone industry in the long run and generally benefit TSG. For example, the deregulation of local coin rates in October 1997 will improve revenues of TSG's domestic customers. However, there can be no assurance that implementation of the Telecommunications Act will have a favorable impact on TSG's operations in the future. In addition, as a result of the Telecommunications Act, the RBOCs will be permitted to manufacture and provide telecommunications equipment and to manufacture customer premise equipment when certain competitive conditions have been met. It is possible that one or more RBOCs will decide to manufacture payphone products, which would increase the competition faced by TSG and could decrease demand for TSG's products by such RBOCs.

Net Operating Loss Carryforwards

     As of September 26, 1997, TSG had net operating loss carryforwards for income tax purposes of approximately $11 million to offset future taxable income. As a result of an ownership change on October 31, 1994, TSG is subject to an annual limitation on the use of its net operating losses of approximately $210. Such limitation has the effect of increasing TSG's tax liability and reducing net income and available cash resources of TSG when the taxable income during a year exceeds the allowable loss carried forward to that year. In addition, because of such limitations, TSG will be unable to use a significant portion of its net operating loss carryforwards.

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

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed herewith as a part of this Report.


     Exhibit
       No.                  Description of Exhibit
     -------                ----------------------

      10.1 Assignment, Assumption and Consent Agreement between Technology Service Group, Inc., World
                    Access, Inc. and McDonald Windward Partners II, L.L.C. dated September 30, 1997

      10.2 Manufacturing Services Agreement between Elcotel, Inc. and Technology Service Group, Inc. dated September 26, 1997

       11.          Statement re computation of per share earnings

       27.          Financial Data Schedule (EDGAR Filing only)

(b)  Reports of Form 8-K

     On August 21, 1997, TSG filed a report on Form 8-K, reporting in Item 5. that on August 13, 1997, TSG entered into an Agreement and Plan of Merger with Elcotel, Inc. and its wholly-owned subsidiary, Elcotel Hospitality Service, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TECHNOLOGY SERVICE GROUP, INC.
                                                   (Registrant)


Date: November 6, 1997                   By: /s/  Vincent C. Bisceglia
                                            ------------------------------------
                                             Vincent C. Bisceglia
                                             President & Chief Executive Officer


                                         By: /s/  William H. Thompson
                                            ------------------------------------
                                             William H. Thompson
                                             Vice President of Finance
                                             & Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                      At
  No.                         Description of Exhibit                        Page
-------                       ----------------------                        ----

 10.1 Assignment, Assumption and Consent Agreement between Technology Service Group, Inc., World Access, Inc. and
               McDonald Windward  Partners II, L.L.C.  dated September
               30, 1997                                                      23

 10.2          Manufacturing  Services Agreement between Elcotel, Inc.
               and Technology  Service Group, Inc. dated September 26,
               1997                                                          26

  11.          Statement re computation of per share earnings                34

  27.          Financial Data Schedule (EDGAR filing only)                   35